Form 10-Q
period 1995-03-31
CALPROP CORP
filed 1995-05-15
CIK 16496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended    March 31, 1995    or
                                 --------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from      to
                                 ----    ----

Commission File Number  1-6844
                      ------------

                              CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)


            California                                   95-4044835
 -----------------------------------------            -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

  5456 McConnell Avenue, Los Angeles, California                 90066
 --------------------------------------------------           -------------
   (Address of principal executive offices)                    (Zip Code)

 (Registrant's telephone number, including area code)  (310) 306-4314
                                                     ------------------

                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---  ---

Number of shares outstanding of each of Registrant's classes of common stock, as of April 28, 1995:

                                                      Number of Shares
Title of Each Class                                   Outstanding
- ------------------------------                        ----------------

Common Stock, $1.00 par value per share                4,813,641

                              CALPROP CORPORATION
                              -------------------

                                     Part I
                                     ------

                         ITEM I - FINANCIAL INFORMATION
                         ------------------------------



    Set forth is the unaudited quarterly report for the quarters ended March 31, 1995 and 1994, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                              CALPROP CORPORATION
                              -------------------

                                 BALANCE SHEETS
                                ---------------

                                     ASSETS
                                     ------
                                  (Unaudited)


                                                     March 31,    December 31,
                                                        1995          1994
                                                    ------------  -------------

Real Estate Development                             $22,396,211    $22,700,482
Investment in Land                                   13,395,056     13,396,653
Allowance For Write Down to Net Realizable
 Value (Note 5)                                      (7,747,146)    (7,747,146)
                                                    -----------    -----------
Net Investment In Land                                5,647,910      5,649,507

          Total Investment in Real Estate            28,044,121     28,349,989


Other Assets:
  Cash and cash equivalents                           1,638,728      1,142,834
  Prepaid Expenses                                      155,746        292,602
  Deferred Loan Costs                                   387,500        458,333
  Operating and Personal Properties,
    Net of Accumulated Depreciation                      46,002         50,130
  Trust Deeds Receivable, Net                            80,955        139,477
                                                    -----------    -----------
          Total Other Assets                          2,308,931      2,083,376
                                                    -----------    -----------

          Total Assets                              $30,353,052    $30,433,365
                                                    ===========    ===========




                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              --------------------
                                 BALANCE SHEETS
                                ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                  (Unaudited)




                                                           March 31,    December 31,
                                                             1995           1994
                                                         -------------  -------------

Trust Deeds and Notes Payable                            $  3,073,186   $  4,774,683
Related Party Notes                                         5,260,000      5,207,084
                                                         ------------   ------------
          Total Trust Deeds and Notes Payable               8,333,186      9,981,767
Community Facilities District Special Tax Bonds             2,381,432      2,381,432
Accounts Payable and Accrued Liabilities                    2,043,986      2,031,868
Warranty Reserves                                           1,389,007      1,499,408
Accrued Dividends Payable on Preferred Stock (Note 6)         579,413        601,078
                                                         ------------   ------------
           Total Liabilities                               14,727,024     16,495,553

Stockholders' Equity
  Convertible Preferred Stock, No Par Value
     Authorized 6,000,000 Shares
     Outstanding-3,574,875 Shares at
     March 31, 1995 and
     December 31, 1994 (Note 6)                             4,575,840      4,575,840
  Common Stock, $1 Par Value -
    Authorized--20,000,000 Shares
    Outstanding--4,813,641 Shares at
      March 31, 1995 and December 31, 1994                  4,813,641      4,813,641

  Additional Paid-in Capital                               25,902,955     25,902,955
  Accumulated Deficit                                     (19,666,408)   (21,354,624)
                                                         ------------   ------------
          Total Stockholders' Equity                       15,626,028     13,937,812
                                                         ------------   ------------

    Total Liabilities and Stockholders' Equity           $ 30,353,052   $ 30,433,365
                                                         ============   ============




                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                              STATEMENTS OF INCOME
                             ---------------------
                                  (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   1995          1994
                                                 ----------  ------------
Development Operations (Note 1):
 Real Estate Sales                               $3,478,025   $3,614,527
 Cost of Real Estate Sales                        3,344,479    3,476,607
                                                 ----------   ----------
Income from Development Operations                  133,546      137,920

Other Income (Note 4)                             2,201,704       31,869
                                                 ----------   ----------
Other Expenses:
 General and Administrative Expenses                522,600      517,609
 Interest Expense                                     9,842       10,135
                                                 ----------   ----------
   Total Other Expenses                             532,442      527,744
                                                 ----------   ----------

Income (Loss) Before Provision
 for Income Taxes                                 1,802,808     (357,955)
                                                 ----------   ----------

Benefit (Provision) for Income Taxes (Note 2)           ---          ---
                                                 ----------   ----------

Net Income (Loss)                                $1,802,808    $(357,955)
                                                 ==========    =========
Earnings (Loss) per Share (Note 3)
 Primary (After Giving Effect to Preferred
 Stock Dividend)                                 $     0.35       $(0.10)
                                                 ==========    =========
 Fully Diluted                                   $     0.19
                                                 ==========

                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                  (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ------------------------
                                                                              1995          1994
                                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                          1,802,809      (357,955)
 Adjustements to reconcile net income (loss) to net
  cash provided by operating activities
 Depreciation and amortization                                                  4,127        35,703
 Other                                                                              -        (4,375)
 Change in assets and liabilities
  (Increase) decrease in prepaid expenses                                     207,689       137,846
  Increase (Decrease) in accounts payable and
   accrued liabilities                                                        (98,283)     (421,518)
   Payments on trust deeds receivable                                          58,522           826
   Additions to real estate development in process                         (3,038,610)   (2,975,542)
   Sales of real estate and investments                                     3,344,479     3,476,607
                                                                           ----------    ----------
Net cash provided by (used in) operating activities                         2,280,733      (108,408)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments of Preferred Dividends                                             (136,257)            -
 Borrowings under construction loans                                        2,767,299     3,404,420
 Payments under construction loans                                         (4,415,881)   (3,656,259)
                                                                           ----------    ----------
 Net cash used in financing activities                                     (1,784,839)     (251,839)

 Net increase (decrease) in cash and cash equivalents                         495,894      (360,247)

 Cash and cash equivalents at beginning of periods                          1,142,834     1,091,573
                                                                           ----------    ----------
 Cash and cash equivalents at end of periods                                1,638,728       731,326
                                                                           ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the periods for:
  Interest (net of amount capitalized)                                          9,842        10,135

NON CASH INVESTING AND FINANCING ACTIVITIES:
 Amortization of allowance for write down to net
  realizable value                                                                  -      (272,396)
 Reduction of real estate for realization of previous
  reserve for net realizable value                                                  -       272,396
  Accrual of Preferred Dividend                                               114,592       114,638
  Net Exercise (Cancellation) of Stock Incentive Plans                              -        (4,375)


                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                     PERIODS ENDED MARCH 31, 1995 and 1994
                     --------------------------------------
                                  (Unaudited)


Note 1:   Basis of presentation and significant accounting policies
          ---------------------------------------------------------

    The unaudited, condensed, financial statements included herein have been prepared by the registrant pursuant to the instructions to Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnote disclosure required by generally accepted accounting principles. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary to summarize fairly the Company's financial position and results of operations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K, particularly with regard to disclosures relating to major accounting policies.

    The results of operations for the three months ended March 31, 1995 may not be indicative of the operating results for the year ending December 31, 1995.


Note 2:   Income taxes
          ------------

     No provision for income taxes for the three months ended March 31, 1995, has been recorded as the Company applied net operating loss carryforwards against the entire income earned. As of March 31, 1995, the Company had net operating carryforwards for federal and state tax purposes of approximately $6,600,000 and $12,600,000, respectively.

Note 3:   Net income per share
          --------------------

    Net income per share has been computed based upon the weighted average number of shares outstanding, (the dilutive effect of stock options is immaterial).


                                            Three Months Ended
                                                 March 31,
                                          ----------------------
                                             1995       1994
                                          ----------  ----------

Weighted average number of
 common shares
   Primary.......................          4,813,641   4,761,857
   Fully diluted.................          9,389,481

Net income (loss)

Earnings (loss) per share (Note 3)
Primary (after giving effect to
 preferred stock dividend)                $     0.35  $    (0.10)
                                          ==========  ==========
Fully Diluted                             $     0.19
                                          ==========

Note 4:   Other Income
          ------------

    Other income for the three months ended March 31, 1995 consists primarily of approximately a net $2,100,000 received as a result of a settlement of the California Department of Transportation (Caltrans) litigation. In addition to the legal settlement, other income approximately $100,000 in miscellaneous insurance and property tax refunds.


Note 5:   Net realizable allowances on properties
          ---------------------------------------

    The Company established net realizable reserves on its land held for investment as of December 31, 1993, in response to market conditions and economic events. The reserves are based on the Company's plans for development and build out, the costs estimated to complete and sell the projects and does not purport, for a specific project, to represent the current sales price that the Company could obtain from third parties at their current stage of development. The reserves may be reversed as the properties are sold or if there is a change in the economic climate. The company had reserves of $7,747,146 at March 31, 1995 and December 31, 1994.


Note 6:  Preferred Stock
         ----------------

     On September 15, 1993 the Company completed an offering of 3,576,301 shares of Convertible Preferred Stock, to existing shareholders at $1.28 per share. The sales price of the 3,576,301 shares sold was $4,577,665, of which $3,017,663 was paid by the conversion of existing indebtedness, and $1,560,002 in cash proceeds. Each share of Convertible Preferred Stock is convertible to 1.28 shares of Common Stock at the option of the shareholder. Each share of Convertible Preferred Stock is entitled to receive dividends of $0.13 per annum, payable in cash, however the Company's loan agreements had previously prohibited the payment of dividends. On March 28,1995, the Company paid preferred stock dividends of $136,257. As of March 31, 1995, there is $579,413 of dividends in arrears on the Preferred Stock. The Convertible Preferred Stock is also entitled to a liquidation preference of $1.28 per share, and may be redeemed by the Company at a redemption price of $1.28 per share, plus accrued dividends.


Note 7:  Subsequent Event
         ----------------

     On April 5, 1995, the Company purchased 120 fully developed lots in Sacramento County, California for $4,064,000. The Company obtained a $4,000,000 participatory mortgage from a related party to fund the purchase.

Item 2  Management's Discussion and Analysis of Financial Condition and Results
- ------  -----------------------------------------------------------------------
        of Operations
        -------------

     The Company first began experiencing difficulties due to the down-turn in the California real estate market during the second quarter of 1990, and the Company has continued to be impacted by the general economic downturn, and the soft California housing market through the first quarter of 1995. The Company's sales revenue decreased from $3,614,527 in the first quarter of 1994, to $3,478,026 in the first quarter of 1995. At the same time, the Company's gross profit decreased from $137,920 in the first quarter of 1994 to $133,546 in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's liquidity changes during the course of the year depending upon the status of the Company's real estate projects in process. The Company's liquidity decreases as it enters a project cycle and increases as the completed homes are sold at the end of the cycle. In large part, the Company historically funded its operations through the utilization of cash flow from one project to fund the construction and development of another project. The Company began an expansion program in 1988 and 1989 that required additional sources of financing. In order to acquire the additional funds needed, the Company increased its external financing through the use of land loans, lot development loans, construction loans and the use of its unsecured credit lines.

     In an effort to increase working capital, the Company has continued to institute cost reduction programs in all areas of its operations, extended its payables and converted other assets to liquid funds. The Company is additionally actively seeking joint venture partners and additional financing to fund its operations.

     In September of 1994, First Interstate Bank of California extended the pre-existing Secured Line of Credit in the amount of $3,500,000 and made three additional loans totaling $5,920,000 to the Company in the Summertree Park project in Windsor, California. Two of the loans are construction loans to fund the construction of the next 46 units in the Summertree Park project. The third loan is to finance the Summertree Park models, which were originally constructed with Company funds. All four of these loans mature on September 23, 1995. As of March 31, 1995, the combined balances of these four loans from First Interstate Bank totaled $2,035,336.

     In February of 1995, United Savings Bank made available a $2,185,000 construction loan to the Company for the construction of 15 units in the Cypress Cove project in Half Moon Bay, California. The note provides for interest at the prime rate plus 2% and a loan service charge of two points. The loan provides for paydowns with each closing, however, all principal and interest is due no later than March 1, 1996. Per the terms of the loan, a six month extension is available should it be required. As of March 31, 1995, no outstanding balance existed on this loan.

     In May of 1994, the Curci-Turner Company made two loan commitments for $1,000,000 and $1,750,000 totaling $2,750,000, to the Company for the construction of 22 units in the Cypress Cove project in Half Moon Bay, California. The notes provide for interest at 12%, and a loan service charge totaling $275,000, payable in four installments. The note provides for paydowns with each closing, however, all principal and interest is due no later than December 31, 1995. As of March 31, 1995, the $1,000,000 loan had been paid off in its entirety and the outstanding balance on the remaining loan totaled $1,510,000.

     During the first quarter of 1995, the $1,500,000 Curci-Turner Company acquisition and development loan on the Cypress Cove project in Half Moon Bay, California, was paid off in its entirety.


     In the third quarter of 1994, the Company obtained a $2,000,000 loan from Curci-Turner Company, secured by the Company's Mission Gorge land, located in San Diego, California. This loan bears interest at 10% and contains a profit sharing provision. The loan matures on September 30, 1997 and as of March 31, 1995, the outstanding balance on the loan totaled $2,000,000.

     During the first quarter of 1995, Mr. Zaccaglin, Chairman of the Board and Chief Executive Officer, made loans to the Company of $500,000 and $425,000 for working capital purposes. The loans provide for interest at prime plus 2% with the $425,000 note maturing on April 4, 1995 and the $500,000 note due on demand.

     In July of 1994, the Company obtained a construction loan of $2,200,000 from CenFed Bank. These funds are for the construction of the first ten units in the Company's Pleasant Oaks Estates project, located in Thousand Oaks, California. The loan provides for interest at prime plus 2% and matures on July 30, 1995 with two six month extensions available per the terms of the loan agreement. As of March 31, 1995 the balance on this loan was $509,120.

     As of March 31, 1995, the Company had three projects with a combined total of six phases in various stages of development with each of the three projects producing revenues from completed homes: Pleasant Oaks Estates, Cypress Cove, and Summertree Park at Windsor. As of March 31, 1995, the Company has 34 homes sold in escrow, all of which are under construction. The Company's unsold inventory consists of 3 completed homes and 18 homes that are under construction. The Company has an inventory of 55 improved lots, 7 model units and 548 mapped but not improved lots.

     The Company believes that, based on its agreements with its existing institutional lenders, and the Curci-Turner Company, even with the continued slowdown in certain of its marketplaces, it will have sufficient liquidity to finance its construction projects in 1995 through funds generated from operations and funds available under its existing loan commitments. In addition, the Company believes that if necessary, additional funds could be obtained by using its internally financed real estate development in process as collateral for additional loans.

     The Company, as of March 31, 1995, does have a material commitment for capital expenditure. On April 5, 1995, the Company purchased 120 fully developed lots in the Elk Grove area of Sacramento County, California, for approximately $4,000,000. The funds to purchase these lots were obtained by entering into a participatory mortgage with the Curci-Turner Company. The note provides for interest at prime plus 1.5% and a portion of the "net proceeds," which approximates net income before taxes. The note provides for paydowns with each closing, however, all principal and interest is due no later than March 31, 1997.

RESULTS OF OPERATIONS
- ---------------------

     Net income/loss changed from a loss of $357,955 in the first quarter of 1994 to income of $1,802,808 in the first quarter of 1995. This increase in income is primarily due to the net cash settlement of approximately $2,100,000 in the California Department of Transportation litigation.

     During the first quarters of the last two years, gross revenues decreased from $3,614,527 in 1994 to $3,478,025 in 1995. The decrease in gross revenues between the first quarters of 1994 and 1995 is the result of an decrease in the number of homes sold. During the first quarter of 1995 the Company sold 19 homes as compared to 21 homes in 1994. The average sales price of a home sold during the first quarter of 1995 was $183,053 versus an average of $172,120 in 1994. The increase in the average price of homes sold in the first quarter 1995 versus 1994 is primarily the result of a different product mix as the Company began closing homes in the Pleasant Oaks Estates project in Thousand Oaks, California, where the average sales price of a home is approximately $440,000. Gross profit decreased from $137,926 for the first quarter of 1994 to $133,546 in the first quarter of 1995.

                                   SIGNATURES
                                   ----------

Item 6 Exhibits and Reports on Form 8K
- ------ -------------------------------

(a) Exhibits-27 Financial Data Schedule

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           CALPROP CORPORATION



         By:   /s/ Mark F. Spiro                          .
             --------------------
             Mark F. Spiro
             Vice President/Secretary/Treasurer
             (Chief Financial and Accounting Officer)
             March 12, 1995