Form 10-Q
period 1995-06-30
CALPROP CORP
filed 1995-08-14
CIK 16496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended      June 30, 1995               or
                                      ------------------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                    to
                                    ------------------    ----------------------

Commission File Number  1-6844
                      ------------

                              CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)


             California                                    95-4044835
-----------------------------------------              -------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

   5456 McConnell Avenue, Los Angeles, California                 90066
 --------------------------------------------------           -------------
     (Address of principal executive offices)                   (Zip Code)

 (Registrant's telephone number, including area code)  (310) 306-4314
                                                     ------------------

                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---  ---

Number of shares outstanding of each of Registrant's classes of common stock, as of July 31, 1995:

                                                      Number of Shares
Title of Each Class                                      Outstanding
------------------------------                        ----------------

Common Stock, $1.00 par value per share                   4,819,630

                              CALPROP CORPORATION
                              -------------------

                                     Part I
                                     ------

                         ITEM I - FINANCIAL INFORMATION
                         ------------------------------



    Set forth is the unaudited quarterly report for the quarters ended June 30, 1995 and 1994, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                              CALPROP CORPORATION
                              -------------------

                                 BALANCE SHEETS
                                ---------------

                                     ASSETS
                                     ------
                                  (Unaudited)


                                                 June 30,     December 31,
                                                   1995           1994
                                               ------------   -------------

Real Estate Development                        $25,462,722     $22,700,482
Investment in Land                              13,413,520      13,396,653
Allowance For Write Down to
  Net Realizable Value (Note 5)                 (7,747,146)     (7,747,146)
                                               -----------     -----------
Net Investment In Land                           5,666,374       5,649,507

          Total Investment in Real Estate       31,129,096      28,349,989


Other Assets:
  Cash and cash equivalents                        923,921       1,142,834
  Prepaid Expenses                                  18,514         292,602
  Deferred Loan Costs                                   --         458,333
  Operating and Personal Properties,
    Net of Accumulated Depreciation                 41,661          50,130
  Trust Deeds Receivable, Net                       79,110         139,477
                                               -----------     -----------
          Total Other Assets                     1,063,206       2,083,376
                                               -----------     -----------

          Total Assets                         $32,192,302     $30,433,365
                                               ===========     ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              --------------------
                                 BALANCE SHEETS
                                ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                  (Unaudited)




                                                             June 30,      December 31,
                                                               1995            1994
                                                           -------------   -------------

Trust Deeds and Notes Payable                              $  2,693,032    $  4,774,683
Related Party Notes                                           8,675,000       5,207,084
                                                           ------------    ------------
          Total Trust Deeds and Notes Payable                11,368,032       9,981,767
Community Facilities District Special Tax Bonds               2,336,544       2,381,432
Accounts Payable and Accrued
  Liabilities                                                 1,997,361       2,031,868
Warranty Reserves (Note 7)                                      179,000       1,499,408
Accrued Dividends Payable on Preferred Stock (Note 6)           695,215         601,078
                                                           ------------    ------------
           Total Liabilities                                 16,576,152      16,495,553

Stockholders' Equity
  Convertible Preferred Stock, No Par Value
     Authorized 6,000,000 Shares
     Outstanding-3,571,368 Shares at
     June 30, 1995 and 3,574,875 Shares
     at December 31, 1994 (Note 6)                            4,571,351       4,575,840
  Common Stock, $1 Par Value -
    Authorized--20,000,000 Shares
    Outstanding--4,819,630 Shares at
      June 30, 1995 and 4,813,641 Shares
      at December 31, 1994                                    4,819,630       4,813,641

  Additional Paid-in Capital                                 25,902,580      25,902,955
  Accumulated Deficit                                       (19,677,411)    (21,354,624)
                                                           ------------    ------------
          Total Stockholders' Equity                         15,616,150      13,937,812
                                                           ------------    ------------

    Total Liabilities and Stockholders' Equity             $ 32,192,302    $ 30,433,365
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

                              CALPROP CORPORATION
                              -------------------

                              STATEMENTS OF INCOME
                             ---------------------
                                  (Unaudited)

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         June 30,                    June 30,
                                                               --------------------------   --------------------------
                                                                   1995          1994          1995           1994
                                                               -----------   ------------   -----------   ------------
Development Operations (Note 1):
  Real Estate Sales                                             $4,263,810     $4,005,231     $7,741,835    $7,619,758
  Cost of Real Estate Sales (Note 7)                             3,505,857      4,054,570      6,850,336     7,531,178
                                                                ----------     ----------     ----------    ----------
Income (Loss) from Development Operations                          757,953        (49,339)       891,499        88,580

Other Income (Note 4)                                               38,099        556,901      2,239,804       588,385
                                                                ----------     ----------     ----------    ----------

Other Expenses:
  General and Administrative Expenses                              576,574        485,833      1,099,174     1,003,442
  Investment Property Holding Costs                                107,494             --        107,494            --
  Interest Expense                                                   7,184             --         17,026         9,750
                                                                ----------     ----------     ----------    ----------
             Total Other Expenses                                  691,252        485,833      1,223,694     1,013,192
                                                                ----------     ----------     ----------    ----------
Income (Loss) Before (Provision) Benefit
  for Income Taxes                                                 104,800         21,729      1,907,609      (336,227)
                                                                ----------     ----------     ----------    ----------

Benefit (Provision) for Income Taxes (Note 2)                           --             --             --            --
                                                                ----------     ----------     ----------    ----------

NET Income (Loss)                                               $  104,800     $   21,729     $1,907,609     ($336,227)
                                                                ==========     ==========     ==========    ==========

Net (Loss) Per Share (Note 3)
  Primary (after giving effect to Preferred
  Stock Dividend)                                               $     0.00         ($0.02)         $0.35        ($0.12)

  Fully Diluted                                                                                    $0.20


                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                JUNE 30,                         JUNE 30
                                                                     ----------------------------     -----------------------------
                                                                         1995            1994             1995              1994
                                                                     -----------      -----------     ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  Income  (Loss)                                                    104,800           21,729      $ 1,907,609      $  (336,227)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization                                          4,342           10,645            8,469           46,348
    Other                                                                     --             (956)              --           (5,331)
    Change in assets and liabilities
   (Increase) decrease in investments in land                            (16,867)         (11,172)         (16,867)         (11,172)
   (Increase) decrease in prepaid expenses                               524,732          170,725          732,421          308,571
   (Increase) decrease in assets held by lender                               --           17,412               --           17,412
    Increase (Decrease) in accounts payable
      and accrued liabilities                                         (1,256,633)        (257,488)      (1,354,916)        (679,005)
    Payments on trust deeds receivable                                     1,845              289           60,367            1,115
    Additions to real estate development in process                   (6,633,232)      (2,903,849)      (9,671,842)      (5,879,391)
    Sales of real estate and investments                               3,565,122        4,054,571        6,909,601        7,531,178
                                                                     -----------      -----------     ------------      -----------
Net cash provided by (used in) operating activities                   (3,705,891)       1,101,906       (1,425,158)         993,498

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) Disposals of Real and Personal Property                       --          174,744               --          174,744
                                                                     -----------      -----------     ------------      -----------
     Net cash provided by (used in) investing activities                      --          174,744               --          174,744

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under construction loans                                  6,113,752        2,466,162        8,881,051        5,870,582
  Payments under construction loans                                   (3,078,905)      (3,734,764)      (7,494,786)      (7,391,023)
  Payments of Preferred Stock Dividends                                       --               --         (136,257)              --
  Paydown CFD liability                                                  (44,888)              --          (44,888)              --
  Proceeds from issuance of Common Stock                                   1,125               --            1,125               --
                                                                     -----------      -----------     ------------      -----------
  Net cash provided by (used in) financing activities                  2,991,084       (1,268,602)       1,206,245       (1,520,441)

  Net increase (decrease) in cash and cash equivalents                  (714,807)           8,048         (218,913)        (352,199)

  Cash and cash equivalents at  beginning of periods                   1,638,728          731,326        1,142,834        1,091,573
                                                                     -----------      -----------     ------------      -----------
  Cash and cash equivalents at  end of periods                       $   923,921      $   739,374      $   923,921      $   739,374
                                                                     ===========      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the periods for:
    Interest (net of amount capitalized)                                   7,184               --           17,026            9,750
NON CASH INVESTING AND FINANCING ACTIVITIES:                                  --               --               --               --
  Amortization of allowance for write down to net realizable value            --               --               --          272,396
   Accrual of Preferred Dividend                                         115,802          115,872          230,394          230,510
   Net Exercise (Cancellation) of Stock Incentive Plans                       --             (956)              --           (5,331)
   Conversion of Preferred Stock to Common Stock                           4,489               --               --               --

                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                     PERIODS ENDED JUNE 30, 1995 and 1994
                      -------------------------------------
                                  (Unaudited)


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

    The results of operations for the six months ended June 30, 1995 may not be indicative of the operating results for the year ending December 31, 1995.


Note 2:   Income taxes
          ------------

     No provision for income taxes for the six months ended June 30, 1995, has been recorded as the Company applied net operating loss carryforwards against
the entire income earned.   As of June 30, 1995, the Company had net operating
carryforwards for federal and state tax purposes of approximately $6,500,000 and $12,500,000, respectively.

Note 3:   Net income per share
          --------------------

    Net income per share has been computed based upon the weighted average number of shares outstanding.

                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                          ------------------------------------------------
                                             1995        1994         1995         1994
                                          ---------------------   ------------------------
Weighted average number of common
  shares and common stock equivalents
  adjusted for stock dividends             4,816,520   4,762,379     4,815,088   4,762,119

Net income (loss)                           $104,800     $21,729    $1,907,609   $(336,227)

Earnings (loss) per share
  Primary (after giving effect to              $0.00      $(0.02)        $0.35      $(0.12)
    preferred stock dividend)              =========    =========    =========   =========

  Fully Diluted                                                          $0.20
                                                                     =========

Note 4: Other Income
        ------------

    Other income for the six months ended June 30, 1995 consists primarily of approximately a net $2,100,000 of cash received as a result of a settlement of the California Department of Transportation (Caltrans) litigation. In addition to the legal settlement, other income for the six months ended June 30, 1995 includes approximately $139,000 in miscellaneous insurance and property tax refunds.


Note 5:   Net realizable allowances on properties
          ---------------------------------------

    The Company established net realizable reserves on its land held for investment as of December 31, 1993, in response to market conditions and economic events. The reserves are based on the Company's plans for development and build out, the costs estimated to complete and sell the projects and does not purport, for a specific project, to represent the current sales price that the Company could obtain from third parties at their current stage of development. The reserves may be reversed as the properties are sold or if there is a change in the economic climate. The company had reserves of $7,747,146 at June 30, 1995 and December 31, 1994.


Note 6:  Preferred Stock
         ----------------

     On September 15, 1993 the Company completed an offering of 3,576,301 shares of Convertible Preferred Stock, to existing shareholders at $1.28 per share.
The sales price of the 3,576,301 shares sold was $4,577,665, of which $3,017,663 was paid by the conversion of existing indebtedness, and $1,560,002 in cash proceeds. Each share of Convertible Preferred Stock is convertible to
1.28 shares of Common Stock at the option of the shareholder. Each share of Convertible Preferred Stock is entitled to receive dividends of $0.13 per annum, payable in cash, however, the Company's loan agreements had previously
prohibited the payment of dividends.   On March 28,1995, the Company paid
preferred stock dividends of $136,257. As of June 30, 1995, there is $695,215 of dividends in arrears on the Preferred Stock. The Convertible Preferred Stock is also entitled to a liquidation preference of $1.28 per share, and may be redeemed by the Company at a redemption price of $1.28 per share, plus accrued dividends.


Note 7:  Cost of Real Estate Sales
         -------------------------

     Cost of Real Estate Sales was reduced by approximately $730,000 resulting from the reduction of warranty reserves associated with the settlement in May, 1995 of a lawsuit filed against the Company for general damages caused by alleged land subsidence.

Item 2  Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

     The Company has continued to be impacted by the general economic downturn, and the soft California housing market through the second quarter of 1995. The Company's sales revenue during the second quarters of the last two years increased from $4,005,231 in 1994 to $4,263,810 in 1995. During the first six months of the last two years, sales revenues increased from $7,619,758 in 1994 to $7,741,835 in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's liquidity changes during   the course of the year depending
upon the status of the Company's real estate projects in process. The Company's liquidity decreases as it enters a project cycle and increases as the completed homes are sold at the end of the cycle. In large part, the Company historically funded its operations through the utilization of cash flow from one project to fund the construction and development of another project. The Company is currently in an expansion program that requires additional sources of financing. In order to acquire the additional funds needed, the Company is increasing its external financing through the use of land loans, lot development loans, construction loans and the use of its unsecured credit lines.

     In an effort to increase working capital, the Company has continued to institute cost reduction programs in all areas of its operations and converted other assets to liquid funds. Additionally, the Company is actively seeking joint venture partners and additional financing to fund its operations.

     In September of 1994, First Interstate Bank of California extended the pre-existing Secured Line of Credit in the amount of $3,500,000 and made three additional loans totaling $5,920,000 to the Company in the Summertree Park project in Windsor, California. Two of the loans are construction loans to fund the construction of the next 46 units in the Summertree Park project. The third loan is to finance the Summertree Park models, which were originally constructed with Company funds. The Secured Line of Credit provides for interest at the prime rate plus 0.5%, and the other notes provide for interest at the prime rate plus 2% and loan service charges of two points. All four of these loans mature on September 23, 1995. As of June 30, 1995, the combined balances of these four loans from First Interstate Bank totaled $1,356,986.

     In February of 1995, United Savings Bank made a $2,185,000 construction loan to the Company for the construction of 15 units in the Cypress Cove project in Half Moon Bay, California. The note provides for interest at the prime rate plus 2% and a loan service charge of two points. The loan provides for paydowns with each closing, however, all principal and interest is due no later than March 1, 1996. Per the terms of the loan, a six month extension is available should it be required. As of June 30, 1995, the outstanding balance existing on the loan totaled $662,958.

     In May of 1994, the Curci-Turner Company made two loan commitments for $1,000,000 and $1,750,000 totaling $2,750,000, to the Company for the construction of 22 units in the Cypress Cove project in Half Moon Bay, California. The notes provide for interest at 12%, and a loan service charge totaling $275,000, payable in four installments. The notes provide for paydowns with each home sale, however, all principal and interest is due no later than December 31, 1995. As of June, 30, 1995, the $1,000,000 loan had been paid off in its entirety and the outstanding balance on the remaining loan totaled $1,350,000.

     In the third quarter of 1994, the Company obtained a $2,000,000 loan from the Curci-Turner Company, secured by the Company's Mission Gorge land, located in San Diego, California. The loan provides for interest at 10%, contains a profit sharing provision and a loan service charge of $300,000 payable in monthly installments. The loan matures on September 30, 1997 and as of June 30, 1995, the balance of this loan was $2,000,000.

     In April , 1995, the Company obtained a $4,000,000 loan from the Curci-Turner Company, secured by the Company's Elk Grove land, located in Sacramento County, California. This note bears interest at prime plus 1.5% and contains a profit sharing provision. The note provides for paydowns with each closing, however, all principal and interest is due no later than March 31, 1997. As of June 30, 1995, the balance of this loan was $3,500,000.

     During the first quarter of 1995, Mr. Zaccaglin, Chairman of the Board and Chief Executive Officer, made two loans to the Company of $500,000 each for working capital purposes. The loans provide for interest at prime plus 2%. The maturity for the first $500,000 note has been extended to October 6, 1995, and the second $500,000 note is due on demand.

     In July of 1994, the Company obtained a construction loan of $2,200,000 from CenFed Bank. These funds are for the construction of the first ten units in the Company's Pleasant Oaks Estates project, located in Thousand Oaks, California. The loan provides for interest at prime plus 2% and a loan service charge of two points. The loan matures on July 30, 1995 with two six month
extensions available per the terms of the loan agreement.    As of June 30, 1995
the balance on this loan was $420,101.

     In December 1994, the Company obtained a construction loan of $800,000 from Brentwood Bank. These funds are for the construction of the last 3 units in the Company's Pleasant Oaks Estates project, located in Thousand Oaks, California. The loan provides for interest at prime plus 2% and a loan service charge of two points. The loan matures on December 1, 1995. As of June 30, 1995, the balance on this loan was $69,815.

     As of June 30, 1995, the Company had four projects with a combined total of six phases in various stages of development with three of the four projects producing revenues from completed homes: Pleasant Oaks Estates, Cypress Cove, and Summertree Park at Windsor. The other project, Summertree Park in
Sacramento County, is in the early stages of development.   As of June 30, 1995,
the Company has 24 homes in escrow, of which 5 are completed and 19 are under construction. The Company has an additional 29 homes, of which 9 are completed and 20 are under construction. The Company has remaining inventory of 8 model units, 156 improved lots and 548 entitled lots.

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


RESULTS OF OPERATIONS
---------------------


     Net Income increased from $21,729 in the second quarter of 1994 to $104,800 in the second quarter of 1995. It should be noted that the net income in the second quarter of 1994 is the result of non-operating items included in Other Income, and is not the result of operations. Furthermore, the increase in the net income for the second quarter of 1995 is the result of the Company recognizing approximately $730,000 in warranty reserves as a reduction of cost of sales. Net income/loss for the first six months changed from a loss of $336,227 in 1994 to income of $1,907,609 in 1995. This increase in income for the respective six month periods is primarily due to the net cash settlement of approximately $2,100,000 in the California department of transportation litigation, and the reduction of cost of sales by approximately $730,000 from excess warranty reserves.

      Gross profit increased from a loss of $49,339 for the second quarter of 1994 to income of $757,953 for the second quarter of 1995. For the six months period ended June 30, gross profit increased from $88,580 in 1994 to $891,499 in
1995.   Increase in the gross profit is primarily a result of the recognition of the $730,000 in excess warranty reserves.

     During the second quarters of the last two years, gross revenues increased from $4,005,231 in 1994 to $4,263,810 in 1995. During the first six months of the year, gross revenues increased from $7,619,758 in 1994 to $7,741,835 in 1995. In the second quarter of both 1994 and 1995, the Company sold 20 homes with an average sales price of $200,262 in 1994, compared to an average sales of $213,191 in 1995. In first six months of 1994 and 1995, the Company sold 41 and 39 homes respectively, with an average sales price in the first six months of 1994 of $185,849, compared to an average sales price in the first six months of 1995 of $198,508. The increase in gross revenue and average sales price between the second quarters of 1994 and 1995, and the first six months of 1994 and 1995, is primarily due to a change in the product mix as the company began closing homes in the Pleasant Oaks Estates project in Thousand Oaks, California, where the average sales price of a home is approximately $440,000.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------


(a)    Exhibits -


       27      Financial Data Schedule



                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           CALPROP CORPORATION



         By:   /s/ Mark F. Spiro                          .
             ---------------------------------------------
           Mark F. Spiro
           Vice President/Secretary/Treasurer
           (Chief Financial and Accounting Officer)
           August 9, 1995