Form 10-Q
period 1995-09-30
CALPROP CORP
filed 1995-11-14
CIK 16496

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended    September 30, 1995  or
                                       ------------------

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to ____________


Commission File Number 1-6844
                       ------


                              CALPROP CORPORATION
            (Exact name of registrant as specified in its charter)


                  California                               95-4044835
-----------------------------------------------        -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)


5456 McConnell Avenue, Los Angeles, California              90066
-----------------------------------------------        ------------------
  (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)  (310) 306-4314
                                                      --------------

                                Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X     NO
                                                -----      -----

Number of shares outstanding of each of Registrant's classes of common stock, as of October 18, 1995:

                                                   Number of Shares
Title of Each Class                                Outstanding
-------------------                                ----------------

Common Stock, $1.00 par value per share            4,816,030

                              CALPROP CORPORATION
                              -------------------

                                    Part I
                                    ------

                        ITEM I - FINANCIAL INFORMATION
                        ------------------------------


     Set forth is the unaudited quarterly report for the quarters ended September 30, 1995 and 1994, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                              CALPROP CORPORATION
                              -------------------

                                BALANCE SHEETS
                                --------------

                                    ASSETS
                                    ------
                                  (Unaudited)

                                              September 30,      December 31,
                                                  1995              1994
                                              -------------     -------------
Real Estate Development                        $24,121,850       $22,700,482
Investment in Land                              13,413,520        13,396,653
Allowance For Write Down to Net
  Realizable Value (Note 5)                     (7,747,146)       (7,747,146)
                                               -----------       -----------
Net Investment in Land                           5,666,374         5,649,507

        Total Investment in Real Estate         29,788,224        28,349,989



Other Assets:
  Cash and cash equivalents                        835,267         1,142,834
  Prepaid Expenses                                 676,433           292,602
  Deferred Loan Costs                                   --           458,333
  Operating and Personal Properties,
     Net of Accumulated Depreciation                38,755            50,130
  Trust Deeds Receivable, Net                      134,118           139,477
                                               -----------       -----------
        Total Other Assets                       1,684,573         2,083,376
                                               -----------       -----------

        Total Assets                           $31,472,797       $30,433,365
                                               ===========       ===========

                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                                BALANCE SHEETS
                                --------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                  (Unaudited)


                                                                                     September 30,        December 31,
                                                                                         1995                 1994
                                                                                     -------------        -------------
Trust Deeds and Notes Payable                                                         $  2,488,263         $  4,774,683
Related Party Notes                                                                      8,525,000            5,207,084
                                                                                      ------------         ------------
      Total Trust Deeds and Notes Payable                                               11,013,263            9,981,767
Community Facilities District Special Tax Bonds                                          2,336,544            2,381,432
Accounts Payable and Accrued Liabilities                                                 2,117,068            2,031,868
Warranty Reserves (Note 7)                                                                 163,992            1,499,408
Accrued Dividends Payable on Preferred Stock (Note 6)                                      812,239              601,078
                                                                                      ------------         ------------
      Total Liabilities                                                                 16,443,106           16,495,553

Stockholders' Equity
  Convertible Preferred Stock, No Par Value
    Authorized 6,000,000 Shares Outstanding--3,571,368 Shares at
    September 30, 1995 and 3,574,875 Shares at December 31, 1994 (Note 6)                4,571,351            4,575,840
  Common Stock, $1 Par Value --
    Authorized--20,000,000 Shares Outstanding--4,819,630 Shares at
    September 30, 1995 and 4,813,641 Shares at December 31, 1994                         4,819,630            4,813,641
  Additional Paid-in Capital                                                            25,902,580           25,902,955
  Accumulated Deficit                                                                  (20,263,870)         (21,354,624)
                                                                                      ------------         ------------
      Total Stockholders' Equity                                                        15,029,691           13,937,812
                                                                                      ------------         ------------
  Total Liabilities and Stockholders' Equity                                          $ 31,472,797         $ 30,433,365
                                                                                      ============         ============

                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                             STATEMENTS OF INCOME
                             --------------------
                                  (Unaudited)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        September 30,                   September 30,
                                                 ---------------------------     ---------------------------
                                                     1995           1994             1995            1994
                                                 -----------     -----------     -----------     -----------
Development Operations (Note 1):
  Real Estate Sales                              $ 5,058,756     $ 5,603,018     $12,800,591     $13,222,776
  Cost of Real Estate Sales (Note 7)               5,051,056       5,565,244      11,901,392      13,096,422
                                                 -----------     -----------     -----------     -----------
Income from Development Operations                     7,700          37,774         899,199         126,354

Other Income (Note 4)                                129,541          89,035       2,369,345         677,421
                                                 -----------     -----------     -----------     -----------

Other Expenses:
  General and Administrative Expenses                551,235         598,469       1,650,409       1,601,911
  Investment Property Holding Costs                   48,899              --         156,393              --
  Interest Expense                                     6,545           4,875          23,571          14,625
                                                 -----------     -----------     -----------     -----------
    Total Other Expenses                             606,679         603,344       1,830,373       1,616,536
                                                 -----------     -----------     -----------     -----------

Income (Loss) Before (Provision) Benefit
  for Income Taxes                                  (469,438)       (476,535)      1,438,171        (812,761)
                                                 -----------     -----------     -----------     -----------

Benefit (Provision) for Income Taxes (Note 2)             --              --              --              --
                                                 -----------     -----------     -----------     -----------

NET Income (Loss)                                $  (469,438)    $  (476,535)    $ 1,438,171     $  (812,671)
                                                 ===========     ===========     ===========     ===========

Net (Loss) Per Share (Note 3)
  Primary (after giving effect to Preferred
  Stock Dividend)                                     $(0.12)         $(0.12)          $0.22          $(0.24)

  Fully Diluted                                                                        $0.15


                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    ---------------------------      ----------------------------
                                                                         1995           1994              1995           1994
                                                                    -----------    ------------      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                 $  (469,438)    $  (476,535)     $  1,438,171     $   (812,761)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                                         2,906           8,134            11,375           54,482
    Other                                                                    -               -                 -            (5,331)
    Change in assets and liabilities
    (Increase) decrease in investments in land                               -               -            (16,867)         (11,172)
    (Increase) decrease in prepaid expenses                            (657,919)       (420,024)           74,502         (111,453)
    (Increase) decrease in assets held by lender                             -          292,588                -           310,000
    Increase (Decrease) in accounts payable and
      accrued liabilities                                               104,701        (107,147)       (1,250,214)        (786,153)
    Payments on trust deeds receivable                                  (55,008)            761             5,359            1,876
    Additions to real estate development in process                  (3,650,918)     (4,033,672)      (13,322,760)      (9,913,063)
    Sales of real estate and investments                              4,991,791       5,565,244        11,901,392       13,096,422
                                                                    -----------     -----------      ------------     ------------
Net cash provided by (used in) operating activities                     266,115         829,349        (1,159,042)       1,822,847
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) Disposals of Real and Personal Property                         -           (5,064)               -           169,680
                                                                     ----------     -----------      ------------     ------------
  Net cash provided by (used in) investing activities                        -           (5,064)               -           169,680
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under construction loans                                 3,591,677       9,690,922        12,472,728       15,561,504
  Payments under construction loans                                  (3,946,446)     (8,645,109)      (11,441,232)     (16,036,132)
  Payments of Preferred Stock Dividends                                      -                -          (136,258)              -
  Paydown CFD liability                                                      -               -            (44,888)              -
  Proceeds from issuance of Common Stock                                     -               -              1,125               -
                                                                    -----------     -----------      ------------      -----------
  Net cash provided by (used in) financing activities                  (354,769)      1,045,813           851,475         (474,628)

  Net increase (decrease) in cash and cash equivalents                  (88,654)      1,870,098          (307,567)       1,517,899
  Cash and cash equivalents at beginning of periods                     923,921         739,374         1,142,834        1,091,573
                                                                    -----------     -----------      ------------      -----------
  Cash and cash equivalents at end of periods                       $   835,267     $ 2,609,472      $    835,267     $  2,609,472
                                                                    ===========     ===========      ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of allowance for write down
   to net realizable value                                                   -               -                 -           272,396
  Accrual of Preferred Dividend                                         117,024         115,872           347,419          230,510
  Net Exercise (Cancellation) of Stock Incentive Plans                       -             (956)               -            (5,331)
  Conversion of Preferred Stock to Common Stock                              -               -              4,489               -

                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                   PERIODS ENDED SEPTEMBER 30, 1995 and 1994
                   ----------------------------------------
                                  (Unaudited)

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

         The results of operations for the nine months ended September 30, 1995 may not be indicative of the operating results for the year ending December 31, 1995.

Note 2:  Income taxes
         ------------

         No provision for income taxes for the nine months ended September 30, 1995, has been recorded as the Company applied net operating loss carryforwards against the entire income earned. As of September 30, 1995, the Company had net operating carryforwards for federal and state tax purposes of approximately $6,950,000 and $12,950,000, respectively.

Note 3:  Net income per share
         --------------------

         Net income per share has been computed based upon the weighted average number of shares outstanding.

                                           Three Months Ended           Nine Months Ended
                                             September 30,                September 30,
                                       ------------------------      -----------------------
                                           1995         1994             1995        1994
                                       ----------    ----------      ----------   ----------
Weighted average number of common
 shares and common stock equivalents
 adjusted for stock dividends           4,819,630     4,762,641       4,905,238    4,762,295

Net income (loss)                      $ (469,438)   $ (476,535)     $1,438,171   $ (812,761)

Earnings (loss) per share
  Primary (after giving effect to
    preferred stock dividend)              $(0.12)       $(0.12)          $0.22       $(0.24)
                                           ======        ======           =====       ======

  Fully Diluted                                                           $0.15
                                                                          =====

Note 4:  Other Income
         ------------

         Other income for the nine months ended September 30, 1995 consists primarily of approximately a net $2,130,000 of cash received as a result of a settlement of the California Department of Transportation (Caltrans) litigation. In addition to the legal settlement, other income for the nine months ended September 30, 1995 includes approximately $170,000 miscellaneous insurance and property tax refunds.

Note 5:  Net realizable allowances on properties
         ---------------------------------------

         The Company established net realizable reserves on its land held for investment as of December 31, 1993, in response to market conditions and economic events. The reserves are based on the Company's plans for development and build out, the costs estimated to complete and sell the projects and does not purport, for a specific project, to represent the current sales price that the Company could obtain from third parties at their current stage of development. The reserves may be reversed as the properties are sold or if there is a change in the economic climate. The company had reserves of $7,747,146 at September 30, 1995 and December 31, 1994.

Note 6:  Preferred Stock
         ---------------

         On September 15, 1993 the Company completed an offering of 3,576,301 shares of Convertible Preferred Stock, to existing shareholders at $1.28 per share. The sales price of the 3,576,301 shares sold was $4,577,665, of which $3,017,663 was paid by the conversion of existing indebtedness, and $1,560,002 in cash proceeds. Each share of Convertible Preferred Stock is convertible to
1.28 shares of Common Stock at the option of the shareholder. Each share of Convertible Preferred Stock is entitled to receive dividends of $0.13 per annum, payable in cash. On March 28, 1995, the Company paid preferred stock dividends of $136,257. As of September 30, 1995, there is $812,239 of dividends in arrears on the Preferred Stock. The Convertible Preferred Stock is also entitled to a liquidation preference of $1.28 per share, and may be redeemed by the Company at a redemption price of $1.28 per share, plus accrued dividends.

Note 7:  Cost of Real Estate Sales
         -------------------------

         Cost of Real Estate Sales was reduced by approximately $730,000 resulting from the reduction of warranty reserves associated with the settlement in May, 1995 of a lawsuit filed against the Company for general damages caused by alleged land subsidence.

Note 8:  Subsequent Event
         ----------------

         On November 9, 1995, the Company acquired 97 partially developed lots in the city of Murrieta, California, for cash of $810,000 and seller financing of $1,346,000. The Company anticipates units closing in this project beginning in the third quarter of 1996.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

         The Company has continued to be impacted by the recent general economic downturn and soft California housing market through the third quarter of 1995. The Company's sales revenue during the third quarters of the last two years decreased from $5,603,018 in 1994 to $5,058,756 in 1995. During the first nine months of the last two years, sales revenues decreased from $13,222,776 in 1994 to $12,800,591 in 1995.

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

         In August of 1995, Imperial Bank made a $4,890,000 construction loan to the Company for the construction of 53 units in the Summertree Park project in Elk Grove, California. The note provides for interest at the prime rate plus 1.5% and a loan service change of 1.5 points. The loan provides for paydowns with each closing, however, all principal and interest is due no later than November 10, 1996. Per the terms of the loan, a six month extension is available should it be required. As of September 30, 1995, the outstanding balance existing on the loan totaled $591,011.

         In February of 1995, United Savings Bank made a $2,185,000 construction loan to the Company for the construction of 15 units in the Cypress Cove project in Half Moon Bay, California. The note provides for interest at the prime rate plus 2% and a loan service charge of two points. The loan provides for paydowns with each closing, however, all principal and interest is due no later than March 1, 1996. Per the terms of the loan, a six month extension is available should it be required. As of September 30, 1995, the outstanding balance existing on the loan totaled $1,210,571.

         In May of 1994, the Curci-Turner Company made two loan commitments for $1,000,000 and $1,750,000 totaling $2,750,000, to the Company for the construction of 22 units in the Cypress Cove project in Half Moon Bay, California. The notes provide for interest at 12%, and a loan service charge totaling $275,000, payable in four installments. The notes provide for paydowns with each home sale, however, all principal and interest is due no later than December 31, 1995. As of September 30, 1995, the $1,000,000 loan had been paid off in its entirety and the outstanding balance on the remaining loan totaled $650,000.

         In the third quarter of 1994, the Company obtained a $2,000,000 loan from the Curci-Turner Company, secured by the Company's Mission Gorge land, located in San Diego, California. The loan provides for interest at 10%, contains a profit sharing provision and a loan service charge of $300,000 payable in monthly installments. The loan matures on September 30, 1997 and as of September 30, 1995, the balance of this loan was $2,000,000.

         In April, 1995, the Company obtained a $4,000,000 loan from the Curci-Turner Company, secured by the Company's Elk Grove land, located in Sacramento County, California. This note bears interest at prime plus 1.5% and contains a profit sharing provision. The note provides for paydowns with each closing, however, all principal and interest is due no later than March 31, 1997. As of September 30, 1995, the balance of this loan was $4,000,000.

         During the first quarter of 1995, Mr. Zaccaglin, Chairman of the Board and Chief Executive Officer, made two loans to the Company of $500,000 each for working capital purposes. The loans provide for interest at prime plus 2%. The maturity for the first $500,000 note has been extended to January 4, 1996, and the second $500,000 note is due on demand. In August, 1995, Mr. Zaccaglin made an additional loan to the company of $300,000 which bears interest at prime plus 2%, and is due on November 11, 1995.

         In July of 1994, the Company obtained a construction loan of $2,200,000 from CenFed Bank. These funds are for the construction of the first ten units in the Company's Pleasant Oaks Estates project, located in Thousand Oaks, California. The loan provides for interest at prime plus 2% and a loan service charge of two points. As of September 30, 1995, the balance on this loan was $79,176. In October, 1995, the loan was fully paid down.

         In December 1994, the Company obtained a construction loan of $800,000 from Brentwood Bank. These funds are for the construction of the last 3 units in the Company's Pleasant Oaks Estates project, located in Thousand Oaks, California. The loan provides for interest at prime plus 2% and a loan service charge of two points. The loan matures on December 1, 1995. As of September 30, 1995, the balance on this loan was $259,030.

         In September of 1994, First Interstate Bank of California extended the pre-existing Secured Line of Credit in the amount of $3,500,000 and made three additional loans totaling $5,920,000 to the Company in the Summertree Park project in Windsor, California. As of September 30, 1995, the Company has fully paid down the balances of all loans from First Interstate Bank.

         As of September 30, 1995, the Company had four projects with a combined total of six phases in various stages of development with three of the four projects producing revenues from completed homes: Pleasant Oaks Estates, Cypress Cove, and Summertree Park at Windsor. The grand opening for the other project, Summertree Park in Sacramento County, is planned for December of 1995. As of September 30, 1995, the Company has 7 homes in escrow, of which 2 are completed and 5 are under construction. The Company has an additional 55 homes, of which 5 are completed and 50 are under construction. The Company has remaining inventory of 4 model units, 130 improved lots and 548 entitled lots.

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

RESULTS OF OPERATIONS
---------------------

         Net income/loss changed from a loss of $476,535 in the third quarter of 1994 to a loss of $469,438 in the third quarter of 1995. Net income/loss for the first nine months changed from a loss of $812,761 in 1994 to income of $1,438,171 in 1995. This increase in income for the respective nine month periods is primarily due to the net cash settlement of approximately $2,100,000 in the California department of transportation litigation, and the reduction of cost of sales by approximately $730,000 from excess warranty reserves.

         Gross profit decreased from $37,774 for the third quarter of 1994 to $7,700 for the third quarter of 1995. For the nine month period ended September 30, gross profit increased from $126,354 in 1994 to $899,199 in 1995. Increase in the gross profit is primarily a result of the recognition of the $730,000 in excess warranty reserves.

         During the third quarters of the last two years, gross revenues decreased from $5,603,018 in 1994 to $5,058,756 in 1995. During the first nine months of the year, gross revenues decreased from $13,222,776 in 1994 to $12,800,591 in 1995. In the third quarter of 1994 the Company sold 32 homes with an average sales price of $175,094, and in the third quarter of 1995 the Company sold 22 homes with an average sales price of $229,943. In the first nine months of 1994 and 1995, the Company sold 73 and 61 homes respectively, with an average sales price in the first nine months of 1994 of $181,134, compared to an average sales price in the first nine months of 1995 of $209,846. The increase in gross revenue and average sales price between the third quarters of 1994 and 1995, and the first nine months of 1994 and 1995, is primarily due to a change in the product mix as the company began closing homes in the Pleasant Oaks Estates project in Thousand Oaks, California, where the average sales price of a home is approximately $440,000.

Item 6   Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)  Exhibits--

              27 Financial Data Schedule

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CALPROP CORPORATION



                                     By:  /s/ Mark F. Spiro
                                          -----------------------------
                                              Mark F. Spiro
                                     Vice President/Secretary/Treasurer
                                          (Chief Financial and
                                           Accounting Officer)
                                            November 9, 1995