Form 10-K405
period 1995-12-31
CALPROP CORP
filed 1996-04-01
CIK 16496

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1995
                         Commission File Number 1-6844

                              CALPROP CORPORATION

         INCORPORATED IN CALIFORNIA                     95-4044835
        5456 McConnell Avenue, #245                  I.R.S. Employer
       Los Angeles, California 90066                Identification No.
               (310) 306-4314

          Securities Registered Pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange on Which
            Title of Each Class                       Registered
       COMMON STOCK, $1.00 PAR VALUE           AMERICAN STOCK EXCHANGE

          Securities Registered Pursuant to Section 12(g) of the Act:
                                     NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K X .

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                          $4,284,901 at March 15, 1996

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 4,897,030 Shares Outstanding at March 15, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1 BUSINESS

GENERAL

  Calprop Corporation designs, constructs and sells single-family detached and attached homes and townhomes as part of condominiums or planned unit developments in California. The Company selects and acquires the site, secures construction financing and constructs and sells homes. The Company also sells improved lots in California. The Company selects projects of varying types in several local markets in an effort to reduce the risks inherent in the residential housing industry. To enable the Company to adapt to the changing market conditions and to control its overhead expenses, the Company performs its construction activities through independent subcontractors under the direction of on-site construction supervisors employed by the Company rather than employing a permanent construction work force. The Company does not generally finance the purchase of its homes, but has done so in the past to facilitate sales and may do so in the future to the extent it is feasible, if market conditions require such financing. In addition to the continuing emphasis on single-family construction, the Company also develops raw land through the planning, zoning, and entitlement process.

  From its inception in 1961 until the early 1970's the Company engaged in the development of apartment projects, primarily for sale to limited partnerships organized by the Company, for which it served as general partner. The Company generally retained a subordinated equity interest in each apartment project and acted as property manager for those projects in return for property management fees. In the early 1970's the apartment rental market deteriorated and the Company discontinued its sponsorship of new limited partnerships. The Company remained as general partner and property manager for those limited partnerships it previously organized, but turned its focus on future operations to the single-family home market, which presented an opportunity for the Company to achieve a greater return on its capital investment. In 1983 the Company decided to sell the real property owned by its nine remaining limited partnerships. Those real property sales were completed in 1984.

  During 1995, the Company was primarily engaged in the development and marketing of 91 single-family detached homes and 32 townhomes. The Company as of December 31, 1995 has standing inventory (completed homes not sold) of seventeen townhouses that should be sold in 1996. Additionally, the Company has eight model homes used in selling the various types of housing developed. Also, during 1996, the Company should complete the construction in process at December 31, 1995 of 26 single-family detached homes. Escrow has been opened on seven of these homes.

  As of December 31, 1995 the Company had four residential housing projects in various stages of development, consisting of 278 units under current development and approximately 548 units held for future development, ranging from less expensive homes for first-time buyers to more expensive near custom homes.

RESIDENTIAL HOUSING INDUSTRY

  The California residential housing industry includes several hundred developers and home builders of various sizes and capabilities. The development process starts with the acquisition of a raw parcel of land. The developer prepares preliminary plans, environmental reports and obtains all necessary governmental approvals, including zoning and conditional use permits before subdividing the land into final tract maps and approved development plans. The subdivided parcel is then graded and the infrastructure of roads, sewers, storm drains, and public utilities are added to develop finished lots. Building permits are obtained and housing is constructed, and then sold or rented. California residential housing is constructed in a variety of types, including single-family detached homes (ranging from the less expensive "first-time buyer" homes to the medium priced "trade-up" homes to the more expensive "custom" homes), patio-homes (adjacent homes with party walls), condominiums (owner-occupied multifamily housing), and multifamily rental housing (apartments, retirements homes and other types of nonowner occupied multifamily housing). Any of these types can be built as part of a planned unit development with common areas such as green belts, swimming pools and other recreational facilities for common use by occupants.

THE COMPANY'S STRATEGY

  In recent years, the Company's strategy has been to acquire land in or near major urban centers in California and to construct single-family housing for resale. The Company does not specialize in the construction of a specific type or design of housing and, although the Company constructs housing only in California, it does not limit its operation to any specific location in California. The Company usually acquires project sites which are properly zoned and subdivided so that the Company can construct and sell single-family housing in a relatively short period of time, usually two to three years. The Company will also acquire raw land that is not zoned or subdivided for investment or for development by processing it through the entitlement process to obtain proper zoning and other permits necessary for development into single-family housing and other urban uses. The Company from time to time has provided permanent financing secured by a deed of trust on its homes only when necessary to complete certain sales as the market conditions dictate.

FUTURE PROJECTS

  As the Company intends to continue specializing in the construction and sale of single-family and multifamily housing, the Company is presently considering potential projects for development. The following discussion is the process which the Company follows to acquire land, entitle, market and build residential housing projects.

LAND ACQUISITION AND CONSTRUCTION

  In considering the purchase of land for the construction of housing, the Company takes various factors into account, including, among others, population growth patterns, availability of utilities and community services such as water, gas, electricity, sewer, transportation and schools, the estimated absorption rate for new housing, estimated costs of construction and success of the Company's past projects in and familiarity with the area.

  The Company's long-term strategy is to acquire or option project sites which are properly zoned and subdivided so that the Company can construct and sell single-family housing in a relatively short period of time, usually less than three years, after acquiring the land. Larger projects are constructed in phases, and the Company determines the number of homes in each phase based upon the estimated costs of construction and estimated sales schedule. The division of a project into phases may also be required by the project construction lender. Although a construction and marketing schedule is established for all phases at the commencement of a project, the precise timing of construction of each phase depends on the rate of sales of homes in previous phases.

  In certain instances, the Company purchases land which is not substantially ready for construction. Depending on the stage of development of the parcel, the Company might be required to obtain necessary entitlements to subdivide the parcel of land; these entitlements include environmental clearances, zoning, subdivision mapping, permits and other governmental approvals. After the entitlement process the Company would then develop the land through grading lots and streets, and building the infrastructure of water, sewer, storm drains, utilities, curbs, streets, and possibly amenities, such as parks, pools and recreational facilities.

  The Company acts as its own general contractor, and its supervisory employees coordinate all work on a project. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in the pre-construction aspects of the project. The Company's construction activities are conducted through independent subcontractors, under fixed-price contracts, operating in conformity with plans, specifications and detailed drawings furnished by the Company and under the direction of on-site construction supervisors employed by the Company. Generally, the Company solicits bids from several potential subcontractors and awards a contract for a single phase of a project based on the subcontracting bid as well as the Company's knowledge of the subcontractor's work and reputation. Subcontracting enables the Company to retain the necessary flexibility to react to changes in the demand for housing, and to utilize the management strengths, specialization capabilities, equipment and facilities of its subcontractors without large capital investments of its own.

  The Company does not have long-term contractual commitments with any of its subcontractors, consultants or suppliers of materials. The Company selects subcontractors who it believes will perform the required work in a timely manner and whose quality of workmanship meets the Company's standards. Although some subcontractors employ unionized labor, the Company has not signed a master labor agreement or experienced any significant delays in construction as a result of strikes or stoppages; however, there can be no assurances that the Company will not experience such delays in the future.

  The Company secures raw materials, fixtures and furnishings directly or through its subcontractors from customary trade sources. Although certain products have been in short supply from time to time, such shortages have not impaired the Company's ability to conduct its business in the past and are not expected to do so in the foreseeable future.

MARKETING

  The Company's marketing department coordinates the design of the homes to be built and the interior design of model units and the design and preparation of advertising materials. The Company builds, landscapes and furnishes model units for public display. After each project is sufficiently completed so as to permit retail sales to begin, the Company selects a realtor or realty company to market homes which are under construction or completed.

  Projects which are currently in the marketing stage are Summertree Park (Sacramento), Pleasant Oaks Estates, and Cypress Cove. All such projects are being marketed through realtors who have no other affiliation with the Company.

WARRANTIES

  The Company provides a one-year express warranty against defects in workmanship and materials to purchasers of homes in its projects. In addition, California law provides the Company's customers certain implied warranties, the scope and duration of which exceed the Company's express warranties. The Company requires its subcontractors to indemnify the Company in writing and requires the insurance of the subcontractor to provide that the Company is a primary insured and an additional insured from its subcontractors for liabilities arising from their work, except for liability arising through the sole negligence or willful misconduct of the Company or from defects in designs furnished by the Company. Nevertheless, the Company is primarily liable to its customers for breach of warranty. The Company has builder's product liability insurance coverage which it believes to be adequate in light of the Company's claims history.

  Schedule II to the financial statements sets forth the Company's warranty reserves. The Company has adjusted its warranty reserves for potential loss as described in Item 3, Legal Matters, and the Company believes such reserves are adequate. Normal warranty costs are accrued at the close of escrow and held on a project until two years after the project is completed and all completion bonds posted with governmental agencies are released. In the past 3 years, the Company has not completely closed out any projects.

FINANCING

  Generally, the Company acquires a project site for a purchase price paid with cash or a combination of cash and short-term acquisition financing secured by the project site. The amount and terms of financing vary from project to project.

  After final working drawings from architects are prepared, the Company obtains a construction loan, secured by the portion of the project site to which the loan relates, from an independent financial institution. The Company's construction loans are used to finance projected construction costs. In order to obtain the construction loan, the Company must repay all acquisition financing or obtain a reconveyance of that portion of the project site which is used to secure the construction loan. The construction loan is due and payable shortly after completion of the construction being financed. The Company repays construction financing from the proceeds of project unit sales. The construction financing provides for release of individual lots for sale during the term of the financing upon partial repayment of principal in a specified amount per lot. Any cash sales proceeds in excess of the specified release amount may be retained by the Company. If the Company experienced a delay in unit sales following construction and was unable to extend the term of its construction financing, the Company would be required to repay the construction financing or obtain other financing in order to hold the unsold units until market conditions improved. Although the Company does not arrange third-party financing for its customers, it has provided secured purchase money financing from time to time to the extent required by market conditions. In the past 3 years only minor second trust deed financing have been taken on sales. In addition, the Company in the future may also subsidize home purchasers, as an alternative to providing direct financing, by "buying down" the interest rate on loans from lending institutions, the extent and amount of which would depend upon prevailing market conditions and interest rate levels at the time.

  The Company usually receives the full sales price for its homes in cash at the closing of purchase escrows. Most of the Company's home purchasers obtain conventional financing from independent financial institutions. Depending upon the price range of the homes in a particular project and the prevailing mortgage market in the area, the financing obtained by the Company's qualifying home purchasers may be insured either by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"). As a result of government regulations, FHA and VA financing of the purchase of homes from the Company is limited because, among other things, the loan amount may not exceed certain specified levels.

COMPETITION

  The home building industry is highly competitive, particularly in the large urban areas of California. In each of the areas in which it operates, the Company competes in terms of location, design, quality, price and available mortgage financing with numerous other residential construction firms, including large national and regional firms, many of which have greater financial resources than the Company. The Company believes that no single competitor dominates any single market area served by the Company.

  For projects in master planned developments, the Company's units are adjacent to those of other builders and usually marketed at the same time through participation in joint advertising programs. While this often increases direct competition for the Company, it also attracts a larger group of potential purchasers than would be the case if the Company advertised by itself.

BUSINESS RISKS

  The development, construction and sale of single-family homes generally are subject to various risks, including, among others, possible changes in the governmental structure of the project locality, possible shortages of suitable undeveloped land at reasonable prices, unfavorable general and local economic conditions such as employment conditions and income levels of the general population, adverse local market conditions resulting from such unfavorable economic conditions or competitive overbuilding, increases in prevailing interest rates, increases in real estate taxes and the cost of materials and labor, and the availability of construction financing and home mortgage financing attractive to home purchasers. In addition, the demand for residential housing depends in part on the tax consequences of home ownership to home purchasers. There have been various tax legislation proposals before Congress over the past few years which could reduce the tax advantages currently associated with home ownership. There can be no assurances that any such legislation, if enacted, would not adversely impact the residential housing industry in general or the Company's business and results of operations.

  The Company's business in particular depends upon the successful completion of construction and sale of homes on established schedules. Construction and sale schedules may be adversely affected by a variety of factors which are not within the Company's control, including the factors described above, inclement weather conditions, earthquakes, labor and material shortages and strikes. Although the Company has not experienced any serious labor or material shortages in recent years, the residential housing industry from time to time experiences serious labor and material shortages.

GOVERNMENTAL REGULATIONS

  The residential housing industry is also subject to increasing environmental, building, zoning and real estate sales regulation by various federal, state and local governmental authorities. Such regulations affect home building by specifying, among other things, the type and quality of building material which must be used, certain aspects of land use and building design, as well as the manner in which the Company conducts its sales, lending activities and other dealings with its customers. For example, the Federal Consumer Credit Protection Act requires, among other things, certain disclosures to purchasers about finance charges in credit transactions, such as sales financed by the Company. California law requires that full information concerning certain subdivisions be filed with the California Real Estate Commissioner, and in such instances no sales may be made to the public until the Commissioner has issued a public report which is delivered to purchasers. Because the Company's competitors are also subject to the foregoing regulation, the Company believes that it is not placed at a competitive disadvantage, except to the extent that competitors with greater financial resources and greater volume of development activity may more readily withstand longer delays and increased costs in the development of projects.

  Although the strategy of the Company is to build homes on land which is already subdivided, zoned and improved with utilities, the Company occasionally undertakes projects which entail the subdivision of partially improved land. In such cases the Company is required to obtain the approval of numerous governmental authorities regulating such matters as permitted land uses and levels of population density, access to utility services such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Furthermore, changes in prevailing local circumstances or applicable law, including moratoria, zoning changes and other governmental actions, can require additional approvals or modification of approvals previously obtained. As a result of such regulation, the time between the original acquisition and the commencement and completion of a project can increase significantly. Furthermore, the commencement or completion of a project could be precluded entirely, in which case the Company would sustain a substantial loss on the project.

EMPLOYEES

  The Company has approximately 25 full-time employees, including 4 executive officers, 10 persons in its finance, marketing and operations departments, and 11 field superintendents and general laborers. The Company also employs temporary and part-time laborers from time to time as necessary. None of the Company's employees is currently represented by a collective bargaining unit. The Company compensates its employees with salaries and fringe benefits that are competitive with the building industry and the local economy. The Company believes that relations with its employees generally are excellent.

LICENSING

  The Company is licensed by the State of California as a general building contractor, and this license is essential to its operations. This license must be renewed every two years. The Company's current license expires in June 1996 and the Company expects to renew its license on or before expiration.

ITEM 2 PROPERTIES

CURRENT PROJECTS

  The table below sets forth certain information relating to the Company's current projects as of December 31, 1995 and certain information relating to the Company's development operations during the previous twelve months. In addition, the Company owns 517 entitled lots in Victorville, California and 31 entitled lots in Riverside, California.

                             UNITS     UNITS    UNITS      UNITS SOLD REMAINING
                             SOLD      UNDER    COMPLETED  SUBJECT TO UNITS TO
                             12 MONTHS CONST.   AND UNSOLD CONST.     CONSTRUCT
                             ENDED     AS OF    AS OF      AS OF      AS OF
  PROJECT                    12/31/95  12/31/95 12/31/95   12/31/95   12/31/95
 ------------------------------------------------------------------------------
  1. Gardens I..............      1       --        --         --         --
  2. Summertree Park-Wind-
   sor......................     50       --        --         --         --
  3. Summertree Park-Elk
   Grove....................     --       22        --         --         94
  4. Cypress Cove...........     15       --        17         --         36
  5. Pleasant Oaks Estates..     10        4        --         --         --
  6. Montserrat.............     --       --        --         --         97
  7. Mission Gorge..........     --       --        --         --         --
                                ---      ---       ---        ---        ---
  Total.....................     76       26        17         --        227
  Total Inventory Units as
   of 12/31/95
   (excluding 8 model
   units)...................                                             270
                                                                         ===

1. GARDENS I (WINDSOR, SONOMA COUNTY, CALIFORNIA)

  The Gardens project originally consisted of 158 units of single-family detached housing. The project consists of 4 models ranging from 1,341 to 1,935 square feet with base sales prices before lot premiums or sales incentives of $169,950 to $205,950. Construction of the project's first phase of 63 units and 4 models began in the second quarter of 1989, the second phase of 42 units began in the fourth quarter of 1990, the third phase of 10 units began in February of 1991, the fourth phase of 10 units began in July of 1991, the fifth phase of 9 units began in February 1992, the sixth phase of 7 units in April 1992, a seventh phase of 9 units in June 1992 and the eighth phase of 2 units in April 1994. The remaining 2 lots were not released for construction during 1995. The Company closed escrow on 21 homes in 1989, 76 in 1990, 24 in 1991, 23 in 1992, 6 in 1993, 5 in 1994 and 1 in 1995 with the remaining two developed lots sold to the City of Windsor. The project was completed as of December 31, 1995.

  The project is located about 50 miles north of San Francisco along Highway 101 near Santa Rosa.

  The Company's construction loan from First Interstate Bank permitted borrowing by the Company of up to an aggregate amount of $20,360,000 on this project and bears interest at .75% in excess of the bank's reference rate. As of December 31, 1994, the principal amount owed First Interstate Bank had been repaid in its entirety.

2. SUMMERTREE PARK (WINDSOR, SONOMA COUNTY, CALIFORNIA)

  The Summertree Park project consists of 124 units of single-family detached housing. The project consists of 3 models ranging from 1,146 to 1,395 square feet with base sales prices before lot premiums or sales incentives of $145,900 to $163,900. The first phase of 25 units and 3 models was released for construction in October of 1993, the second phase of 25 in March of 1994, the third phase of 25 in May of 1994, the fourth phase of 20 in September of 1994 and the remaining 26 units March of 1995. As of December 31, 1995, the Company closed escrow on 74 homes in 1994 and the remaining 50 units in 1995. The project was completed as of December 31, 1995.

  The project is located about 50 miles north of San Francisco along Highway 101 near Santa Rosa.

  The Company's construction loan on the three phases of 25 units each from Curci-Turner Company, an affiliate of the Company, permits borrowing by the Company of $6,000,000 on this project and bears interest at 10%. In addition, the terms of the loan require that 50% of the net profits be paid to Curci-Turner Company. As of December 31, 1994, the principal amount owed Curci-Turner Company had been repaid in its entirety.

  The Company has a line of credit from First Interstate Bank on this project in the amount of $3,500,000. The loan bears interest at .50% in excess of the bank's reference rate. The Company obtained construction loans from First Interstate Bank permitting borrowings by the Company of $375,000, $2,420,000 and $3,125,000 on this project for 3 models, phase 4 of 20 units and phase 5 of 26 units, respectively. These loans bear interest at 2% in excess of the bank's reference rate. As of December 31, 1995, the principal amount owed First Interstate Bank had been repaid in its entirety.

3. SUMMERTREE PARK (ELK GROVE, SACRAMENTO COUNTY, CALIFORNIA)

  The Summertree Park project consists of 120 units of single-family detached housing. The project consists of 4 models ranging from 1,227 to 1,917 square feet with base sales prices, before lot premiums or sales incentives, of $119,900 to $154,900. The first phase of 22 units and 4 models was released for construction in July of 1995 and the remaining 94 units will be released as sales permit. As of December 31, 1995, the Company had not sold any units in this project.

  The project is located about 20 miles south of Sacramento along Highway 99.

  The Company's construction loan on the four models and first three phases of construction, 22, 14 and 13 units, respectively, was secured with Imperial Bank. The loan permits borrowing by the Company of $4,890,000 on this project and bears interest at the bank's reference rate plus 1.5%. As of December 31, 1995, $1,715,192 of principal of this loan was outstanding and the Company has available $3,878,385. The Company believes these funds are adequate to complete the construction of the models and the first 53 units of construction.

  The Company has a construction loan with the Curci-Turner Company on the entire 120 lots of the project. The loan permits borrowing by the Company of $4,000,000 on this project and bears interest at 10%. The loan contains a profit sharing provision in the amount of 40% of "net proceeds" as defined in the agreement. As of December 31, 1995, $4,000,000 of the principal of this loan was outstanding.

4. CYPRESS COVE (HALF MOON BAY, SAN MATEO COUNTY, CALIFORNIA)

  The Cypress Cove project consists of 128 units of townhomes. The project consists of 4 plans ranging from 1,282 to 1,659 square feet with base sales prices, before lot premiums or sales incentives, of $239,900 to $294,900. Construction of the project's first phase of 22 units and 4 models began in the first quarter of 1991, the second phase of 16 homes were started in 1992, the third phase of 13 homes in 1993 and fourth, fifth and sixth phases of 8,14, and 15, respectively, in 1994. The remaining 36 units will be released to construction when there is sufficient demand for this product type. The Company closed escrow on 2 homes in 1991, 21 homes in 1992, 16 homes in 1993, 17 homes in 1994 and 15 homes in 1995. The Company had unsold completed inventory of seventeen units as of December 31, 1995.

  The project is located about 30 miles South of San Francisco along Highway 1, 10 miles from San Mateo.

  The Company obtained construction loans from Curci-Turner Company permitting borrowings by the Company of $1,000,000, $1,750,000 and $1,500,000 on this project for phase 4 of 8 units, phase 5 of 14 units, and acquisition and development, respectively. The loans for phases 4 and 5 bear interest at 12% and the loan replacing the Bank of California debt at 2% in excess of the prime rate. As of December 31, 1995, the principal amount owed Curci-Turner Company on all three loans had been repaid in its entirety.

  The Company's construction loan on phase 6 of 15 units was secured with United Savings Bank. The loan permits borrowing by the Company of $2,185,000 on this project and bears interest at the bank's reference rate plus 2.00%. As of December 31, 1995, $466,313 of the principal of this loan was outstanding and the Company has available $933,068. The Company believes these funds are adequate to complete the construction of the fifteen units of construction.

5. PLEASANT OAKS ESTATES (THOUSAND OAKS, VENTURA COUNTY, CALIFORNIA)

  The Pleasant Oaks Estates project consists of 14 units of single-family detached housing. The project consists of models ranging from 2,800 to 3,300 square feet with base sales prices before lot premiums or sales incentives of $415,000 to $495,000. The first phase of 4 units and 1 model was released for construction in June of 1994, the second phase of 5 units in September of 1994 and the final phase of 4 units in June of 1995. The Company closed escrow on ten homes in 1995. Through December 31, 1995, the Company has four unsold homes.

  The project is located about 30 miles northwest of Los Angeles along Highway 101.

  The Company's construction loan from CenFed Bank permits borrowing by the Company of $2,200,000 on this project and bears interest at prime plus 2%. As of December 31, 1995, the principal amount owed CenFed Bank was repaid in its entirety.

  The Company has obtained a construction loan from Brentwood Bank on 3 of the remaining 4 units in the amount of $800,000. As of December 31, 1995, $406,448 of the principal of that loan was outstanding and the Company has available $393,552 to complete the units, which the Company believes is a sufficient amount to complete the units.

6. MONTSERRAT (MURRIETA, RIVERSIDE COUNTY, CALIFORNIA)

  The Montserrat project consists of 97 units of single-family detached housing. The project consists of 4 models ranging from 2,280 to 3,389 square feet with base sales prices before lot premiums or sales incentives of $169,900 to $219,900. The four models were released for construction in January of 1996 and the first phase of construction, 20 units will be released for construction in March of 1996. The remaining 73 units will be released as sales permit. As of December 31, 1995, the Company had not sold any units in this project.

  The project is located about 65 miles southeast of Los Angeles along Highway
15.

  The Company secured a $1,346,000 acquisition loan from L & N Consultants, Inc., the land seller, which bears interest at prime plus 2.0%.

  The Company's construction loan on the four models and first phase of construction, 20 units was secured in March 1996 with Imperial Bank. The loan permits borrowing by the Company of $3,465,000 on this project and bears interest at the bank's reference rate plus 1.75%. The Company believes these funds are adequate to complete the construction of the models and the first 20 units of construction.

7. MISSION GORGE (SAN DIEGO, SAN DIEGO COUNTY, CALIFORNIA)

  The Company, in 1987, purchased approximately 200 acres of land in San Diego. Previous owners, as a part of a group of property owners, had entered into an option agreement with another developer to acquire the group's property, upon obtaining an Amended Community Plan for the community in which the property is located. At the present time, the Amended Community Plan has not been completed. The Company is actively pursuing alternative land development opportunities.

  The Company has a loan with the Curci-Turner Company on the 200 acres of the Mission Gorge project. The loan permits borrowing by the Company of $2,000,000 on this project and bears interest at 15%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1995, $2,000,000 of principal of this loan was outstanding.

LAND HELD FOR INVESTMENT

1. BRENTWOOD (VICTORVILLE, SAN BERNARDINO COUNTY, CALIFORNIA)

  This project consists of 517 lots. The Company substantially completed the entitlement process on the project during 1992. The project is part of a Mello Roos Community Facilities District for major infrastructure in the Victorville area. In the future, the Company plans on building single-family housing on 140 lots, with homes averaging 1000 square feet and average sales prices near $85,000. The plans for the remaining 377 lots include lot sales to other builders and possibly a second project for which the basic parameters have not been determined.

  The project is located about 90 miles northeast of Los Angeles and 30 miles north of San Bernardino near Interstate 15 and Highway 395.

2. MOCKINGBIRD CANYON (RIVERSIDE COUNTY, CALIFORNIA)

  The project originally consisted of 162 lots. The Company owned 31 lots and 131 lots were subject to a first trust deed with the original seller of the property. In November of 1990 the Company received a notice of default on the loan. The 131 lots were sold in foreclosure on March 13, 1991. The Company completed the entitlement process on the remaining 31 lots during 1991. In the future, the Company is planning on building single-family homes averaging 3,200 square feet and average sales prices near $390,000 on the 31 lots.

  The project is located about 90 miles east of Los Angeles and 30 miles south of San Bernardino along Interstate 15.

ITEM 3 LEGAL PROCEEDINGS

  In January 1992, a lawsuit was filed against the Company entitled Cityhomes West HOA v. Town Center Properties Ltd., et. al. (San Mateo County Superior Court Case No. 369246). The Complaint alleges a number of causes of action in contract and tort, including negligence, breach of implied warranty, strict liability, fraud, breach of contract, breach of express written warranty, breach of express oral warranty, negligence per se, breach of fiduciary duties and bonds of surety. The above litigation arises out of claims for alleged construction defects. The Cityhomes West project is comprised of 39 buildings and 143 units, the distinguishing feature of which is that they have red sheet metal roofs. The basic claim is that the sheet metal roofs leak and have caused interior damage to the condominium units. In addition, the plaintiffs are making claims for the following defects: structural, built-up roofing, horizontal lath and plastering, carpeting, driveways, fire sprinklers, squeaky floors and framing. The Company answered the complaint and discovery is proceeding. The trial date is scheduled for April 15, 1996. The Company intends to vigorously oppose the lawsuit. The Company has reserved for the contingent loss in the financial statements as part of the warranty reserves.

  There are no other pending legal proceedings to which the Company is a party or to which any of its properties are subject other than routine litigation incidental to the Company's business, none of which is considered by the Company to be material to its business or operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Registrant's security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's common stock, its only class of common equity security, is traded on the American Stock Exchange under the symbol CPP.

                                 First  Second   Third  Fourth
                                Quarter Quarter Quarter Quarter
      1995 stock price range--
        High                     1 3/8   1 3/8   1 1/4   1 1/8
        Low                        5/8       1     7/8     5/8
      1994 stock price range--
        High                    1 7/16       1     7/8   15/16
        Low                        3/4     3/4     1/2    9/16

  As of March 15, 1996, there were 578 record holders of common stock.

  Source of Information: American Stock Exchange, Inc.

  Dividends: There have been no cash dividends declared in the past three years, nor was there a stock dividend declared during 1995 or 1994. The dividend policy, whether cash or stock, is reviewed by the Board of Directors on an annual basis.

  Preferred Stock: The Company currently has 3,571,368 shares of convertible preferred stock issued and outstanding. The stock pays a 10% dividend and converts for 1.28 shares of common stock at the discretion of the shareholder. The stock can be redeemed at any time at the discretion of the Company. No established public trading market exists for the preferred stock.

ITEM 6 SELECTED FINANCIAL DATA

  The following data should be read in conjunction with the financial statements of the Company and the related notes thereto which are included elsewhere in this Form 10K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is also included elsewhere in this Form 10K.

                FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 1995

                             1995        1994         1993          1992          1991
                          ----------- -----------  -----------  ------------  ------------
SALES AND OPERATING
 REVENUE................  $17,061,239 $18,733,525  $23,431,438  $ 34,135,653  $ 26,290,759
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM.....      513,381  (1,628,889)  (3,147,770)  (22,741,204)  (12,215,764)
EXTRAORDINARY ITEM--
 EXTINGUISHMENT OF DEBT.          --          --       610,893    17,377,400           --
NET INCOME (LOSS).......  $   513,381 $(1,628,889) $(2,536,877) $ (5,363,804) $(12,215,764)
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM PER
 COMMON SHARE...........        $0.01      $(0.44)      $(0.70)       $(4.86)       $(2.63)
EXTRAORDINARY ITEM PER
 COMMON SHARE...........          --          --         $0.13         $3.71           --
NET INCOME (LOSS) PER
 COMMON SHARE...........       $ 0.01      $(0.44)      $(0.57)       $(1.15)       $(2.63)
AS OF DECEMBER 31:
TOTAL ASSETS............  $31,893,201 $30,433,365  $31,851,283  $ 46,284,622  $ 97,384,648
LONG-TERM OBLIGATIONS...  $10,444,731 $ 4,336,544  $   828,263  $  5,719,587  $    189,399

  The extraordinary item in 1992 and 1993 is a result of forgiveness of debt.

  The decrease in total assets in 1992 and 1993 is a result of the sale and abandonment of assets in addition to the write down of assets to net realizable value.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company began experiencing difficulties due to the down turn in the California real estate market during the second quarter of 1990, and the Company has continued through 1995 to be impacted by the general economic downturn, and the soft California housing market. In response to these conditions the Company began utilizing marketing programs which included price reductions and incentives to potential buyers. The decrease in sales, and cost of sales between 1993 and 1994 is primarily attributable to a decrease in improved lot sales. The Company's sales decreased from $23,431,438 in 1993 to $18,733,525 in 1994. The Company had improved lot sales of $4,674,429 in 1993, versus none in 1994. The Company's gross profit decreased from $729,933 in 1993 to $118,789 in 1994 as a result of profit participation payments made to construction lenders, increased incentives required to stimulate sales, and increased capitalized overhead and interest due to slower absorption. The decrease in sales revenue between 1994 and 1995 is primarily attributable to a decrease in units sold. The Company's sales decreased from $18,733,525 in 1994 to $17,061,239 in 1995. The Company sold 104 units in 1994 as opposed to 76 in 1995. The Company's gross profit increased from $118,789 in 1994 to $824,406 in 1995, primarily as a result of the reversal of warranty reserves in the amount of $733,672 as a result of the settlement of a lawsuit.

  In 1993, the Company's Oceanside property was taken by the State of California through eminent domain. The Company received a deposit of probable compensation of $2,332,000 from the State and a loss was recorded at that time. In January 1995, a valuation trial was held, and the verdict entitled the Company to an additional $2,080,900, plus interest. On March 24, 1995, the Company received $2,280,363 in settlement of this matter, which was recorded as income in the first quarter of 1995. The reversal of warranty reserves and the settlement with the State of California contributed to net income of $513,381 in 1995.

  The Company has continued its program of cost reduction and control in all areas of its operations. Based on current economic factors, interest rates and current product mix, the Company does not anticipate a significant turnaround in profitability until the fourth quarter of 1996, at the earliest.

  In March 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and in October 1995, issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The requirements of these statements are not expected to have a significant impact on the Financial Statements of the Company.

RESULTS OF OPERATIONS

  The Company had net losses of $2,536,877 in 1993 and $1,628,889 in 1994, corresponding with the downturn in the California real estate market and net income of $513,381 in 1995. The loss in 1993 is reduced by the extraordinary gain on extinguishment of debt which was the result of the foreclosure and forgiveness of debt transactions, which totaled $610,893. The loss suffered in 1993 reflected additional write-downs in the value of the Company's properties of $1,700,000. These charges were in response to the continuing recession in the California housing market and the lack of demand among the home-buying public. The net income in 1995 primarily the result of both the favorable $2,332,000 State of California settlement and the reversal of $729,933 in warranty reserves as a result of the settlement of a lawsuit.

  Gross revenues decreased from $23,431,438 in 1993 to $18,733,525 in 1994 (20%) and then to $17,061,239 in 1995 (9%). In 1993, the Company sold 74 homes and 170 lots. The average sales price of a home sold in 1993 was $253,473. In 1994, the Company sold 104 homes. The average sales price of a home sold in 1994 was $180,130. In 1995, the Company sold 76 homes and two lots. The average sales price of a home sold in 1995 was $223,174.

  The overall gross profit percentage of the Company changed from 3.1 percent in 1993 to 0.6 percent in 1994 to 4.8 percent in 1995. The Company's gross overall profit percentage has been adversely impacted by profit participation payments made to construction lenders, increased incentives required to stimulate sales, and increased capitalized overhead and interest due to slower absorption. The reversal of warranty reserves positively impacted the gross profit in 1995.

  General and administrative expenses decreased from $2,194,984 in 1993 to $2,166,236 in 1994, and then increased to $2,454,220 in 1995 for a 0.1 percent decrease from 1993 to 1994 and a 13.3 percent increase to 1995. The increase from 1994 to 1995 is the result of increased payroll costs, increased accounting costs incurred to both resolve an Internal Revenue Service audit and file an amended 1993 tax return in pursuit of a tax refund, and increased general liability insurance premiums.

  The increase in other income from 1993 to 1994 is due primarily to the sale of the building which resulted in $446,159 of income, while the increase to 1995 is due primarily to the State of California settlement which resulted in $2,332,000 of income.

LIQUIDITY AND CAPITAL RESOURCES

  The Company began to experience cash flow deficiencies during the second half of 1990 which continued throughout 1991, 1992, 1993 and 1994 as a result of decreased sales and increased debt service due to the expansion program. To attempt to alleviate the cash flow deficiencies, the Company instituted the cost reductions described above, extended its payables and converted other assets to liquid funds. The Company continues to seek joint venture partners and additional financing to fund its operations.

  During 1995, the Company's loans with First Interstate Bank were paid in their entirety. As a result, the Company is no longer prohibited under the terms of its loan agreement with First Interstate Bank from paying any dividends without the consent of the lender. Additionally, the Company obtained a six month extension on its loan with Brentwood Bank. Brentwood Bank has a loan on the Company's Pleasant Oaks Estates project. The loan commitment for this loan is $800,000 and as of December 31, 1995 the outstanding balance totaled $406,448. Furthermore, the Company's $2,200,000 loan with CenFed Bank on the Pleasant Oaks Estates project was paid in its entirety. The Company obtained a second loan from CenFed Bank on this same project in the amount of $260,000. As of December 31, 1995, the outstanding balance totaled $50,438.

  During 1994, the Curci-Turner Company (a related party) made loans of (1) $1,500,000 to the Company, refinancing the debt to the Bank of California on the Cypress Cove Project, (2) $2,750,000 for the construction of the next two phases of the Cypress Cove project and (3) $2,000,000 loan to the Company, secured by the Company's Mission Gorge project in San Diego, California. During 1995, the Company repaid both the $1,500,000 and $2,750,000 loans in their entirety. Additionally, the Company obtained a loan in the amount of $4,000,000 from the Curci-Turner Company for the acquisition and development of 120 lots in Elk Grove area of Sacramento County, California. In addition to the interest payable to the Curci-Turner Company, this loan contains a profit sharing provision which stipulates that the Curci-Turner Company receive 40% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1995, the outstanding balance owing on these loans totaled $6,000,000.

  During 1995, the Company obtained four new lenders, Imperial Bank, United Savings Bank, Keros-Mozilo Mortgage Bankers, and L & N Consultants, Inc. Imperial Bank made a loan commitment on the Company's Summertree Park project in Sacramento County in the amount of $4,890,000, United Savings Bank made a loan commitment on the Company's Cypress Cove project in the amount of $2,185,000, Keros-Mozilo Mortgage Bankers made a loan commitment on the model complex of the Company's Cypress Cove project in the amount of $840,000, and L & N Consultants, Inc. made a loan commitment on the developed lots in the Company's Montserrat project in the amount of $1,346,000. As of December 31, 1995, the outstanding balances owing on these loans was $1,715,192, $466,314, $840,000 and $1,346,000, respectively.

  During 1995, the Company borrowed $1,000,000 from an officer of the Company. As of December 31, 1995, the amount owed to the officer was $1,500,000.

  As of December 31, 1995, the Company had loan commitments from banks and other sources totaling $17,283,485, of which the Company has used $12,257,926, and has a remaining capacity of $5,025,559 on the commitments, which may be drawn down by the Company upon the satisfaction of certain conditions.

  The Company, as of December 31, 1995, does not have any material commitments for capital expenditures in 1996.

  As of December 31, 1995, the Company had four projects in various stages of development, with two producing revenues from completed homes: Cypress Cove and Pleasant Oaks Estates. The Company enters 1996 with 26 homes under construction of which 2 homes are sold and 17 homes completed and unsold. Additionally, the Company has an inventory of 227 improved lots and 548 mapped unimproved lots.

  Based on its agreements with its lenders, the Company believes that even with the anticipated slowdown in certain of its marketplaces, it will have sufficient liquidity to finance its construction projects in 1996 through funds generated from operations, funds available under its existing bank commitments, funds generated from new lending institutions, and, if necessary, funds that could be obtained by using its internally financed real estate development in process as collateral for additional loans.

  Since 1990, the Company has experienced difficulties producing sufficient cash flow from its development operations due to the declining real estate market in California. The Company has sold assets, obtained additional loans, and sold preferred stock to maintain a sufficient level of cash flow to continue its operations. Management's plan, with respect to managing cash flow includes the following components: pay off or obtain extensions on the debt that is coming due in 1996, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 1996, management expects to pay these loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations will be adequate to allow the Company to continue operations throughout 1996. During 1995, the Company commenced production in the 120 lot Summertree Park project in the Elk Grove area of Sacramento, California, and the 97 lot Montserrat project in Murrieta, California.

EFFECTS OF INFLATION

  Real estate has long been considered a hedge against inflation, and inflation has often contributed to dramatic growth in property values. During normal markets the Company has been able to pass increased costs of materials and labor to its buyers by increasing its sales prices. However, growth in property values slowed or reversed during 1993, 1994 and 1995 in California, thus preventing the Company from increasing sales prices to cover increased costs.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 PAGE NO.          FINANCIAL STATEMENTS:
 16                Independent Auditors' Report
 17                Balance Sheets as of December 31, 1995 and 1994
 18                Statements of Operations--Three Years Ended December 31,
                   1995
 19                Statements of Stockholders' Equity--
                   Three Years Ended December 31, 1995
 20                Statements of Cash Flows--
                   Three Years Ended December 31, 1995
 21                Notes to Financial Statements
                   SCHEDULE SUPPORTING FINANCIAL STATEMENTS:
 29                II--Valuation and Qualifying Accounts--Three Years Ended
                   December 31, 1995

ITEM 9 DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

  Items 10, 11, 12 and 13 are incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the close of the calendar year with the Commission, pursuant to Regulation 14A.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) For a listing of financial statements and schedules, reference is made to Item 8 included in this Form 10-K.

  (3) The Exhibits listed on the accompanying Index to Exhibits immediately following Schedule II are filed as part of this report. Exhibits 10.1 through 10.4 are compensatory plans.

(b) Reports on Form 8-K -

  No Reports on Form 8-K were filed during the quarter ending on December 31, 1995.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPROP CORPORATION
(Registrant)

/s/ VICTOR ZACCAGLIN                                         March 29, 1996
- ---------------------------------                         --------------------
Victor Zaccaglin,                                                 Date
 Chairman of the Board and
 Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark F. Spiro                                            March 29, 1996
- ---------------------------------                         --------------------
Mark F. Spiro                                                     Date
 Vice President/Secretary and
 Treasurer (Chief Financial
 and Accounting Officer)

/s/ Ronald S. Petch                                          March 29, 1996
- ---------------------------------                         --------------------
Ronald S. Petch,                                                  Date
 President

/s/ William E. McKenna                                       March 29, 1996
- ---------------------------------                         --------------------
William E. McKenna,                                               Date
 Director

/s/ John L. Curci                                            March 29, 1996
- ---------------------------------                         --------------------
John L. Curci                                                     Date
 Director

/s/ Angelo Leparulo                                          March 29, 1996
- ---------------------------------                         --------------------
Angelo Leparulo                                                   Date
 Director

/s/ Victor Zaccaglin                                         March 29, 1996
- ---------------------------------                         --------------------
Victor Zaccaglin                                                  Date
 Chairman of the Board
 Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
Calprop Corporation
Los Angeles, California:

  We have audited the accompanying balance sheets of Calprop Corporation as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Calprop Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 8, 1996

                              CALPROP CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

ASSETS

                                                        1995          1994
- -------------------------------------------------------------------------------
Real estate development (Notes 1, 2 and 5)......... $ 24,862,199  $ 22,700,482
investment in land.................................    5,655,063     5,649,507
                                                    ------------  ------------
Total investment in real estate....................   30,517,262    28,349,989
                                                    ------------  ------------
Other assets:
  Cash and cash equivalents (Note 1)...............      758,323     1,142,834
  Prepaid expenses.................................      329,314       292,602
  Deferred and other assets (Notes 4 and 8)........      288,302       647,940
                                                    ------------  ------------
    Total other assets.............................    1,375,939     2,083,376
                                                    ------------  ------------
                                                    $ 31,893,201  $ 30,433,365
                                                    ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        1995          1994
- -------------------------------------------------------------------------------
Trust deeds and notes payable (Note 5)............. $  4,682,926  $  4,774,683
Related party notes (Note 5).......................    7,575,000     5,207,084
                                                    ------------  ------------
  Total trust deeds and notes payable..............   12,257,926     9,981,767
Community facilities district special tax bonds
 (Note 5)..........................................    2,336,544     2,381,432
Accounts payable and accrued liabilities...........    1,993,056     2,031,868
Warranty reserves (Note 1).........................      301,700     1,499,408
Accrued dividends payable on preferred stock.......      929,262       601,078
                                                    ------------  ------------
  Total liabilities................................   17,818,488    16,495,553
Commitments and contingencies (Note 10)
Stockholders' equity (Notes 7 and 8):
 Convertible preferred stock, no par value
  Authorized--6,000,000 shares
  Issued and outstanding--3,571,368 and 3,574,875
   shares at December 31, 1995 and 1994,
   respectively....................................    4,571,351     4,575,840
 Common stock, $1 par value--
  Authorized--20,000,000 shares
  Issued and outstanding--4,899,030 and 4,813,641
   shares at December 31, 1995 and 1994,
   respectively....................................    4,899,030     4,813,641
 Additional paid-in capital........................   25,910,018    25,902,955
 Accumulated deficit...............................  (21,305,686)  (21,354,624)
                                                    ------------  ------------
  Total equity.....................................   14,074,713    13,937,812
                                                    ------------  ------------
                                                    $ 31,893,201  $ 30,433,365
                                                    ============  ============

The accompanying notes are an integral
part of these financial statements

                              CALPROP CORPORATION

                            STATEMENT OF OPERATIONS

                      THREE YEARS ENDED DECEMBER 31, 1995

                                             1995        1994         1993
- -------------------------------------------------------------------------------
Development operations (Notes 1 and 2):
 Real estate sales....................... $17,061,239 $18,733,525  $23,431,438
  Cost of real estate sales..............  16,236,833  18,614,736   22,701,505
                                          ----------- -----------  -----------
                                              824,406     118,789      729,933
   Write down of real estate under
    development
    to net realizable value (Note 2).....         --          --    (1,700,000)
                                          ----------- -----------  -----------
  Income (Loss) from development
   operations............................     824,406     118,789     (970,067)
Other income:
 Interest and miscellaneous income (Note
  9).....................................   2,401,150     779,068       57,860
 Income from rental operations, net of
  expenses...............................       5,200       6,261       56,027
                                          ----------- -----------  -----------
    Total other income...................   2,406,350     785,329      113,887
Other expenses:
 General and administrative..............   2,454,220   2,166,236    2,194,984
 Investment property holding costs (Note
  3).....................................     263,155     366,771
                                          ----------- -----------  -----------
    Total other expenses.................   2,717,375   2,533,007    2,194,984
                                          ----------- -----------  -----------
Income (loss) before benefit for income
 taxes
 and extraordinary item..................     513,381  (1,628,889)  (3,051,164)
Provision for income taxes (Note 6)......         --          --       (96,606)
                                          ----------- -----------  -----------
Income (loss) before extraordinary gain..     513,381  (1,628,889)  (3,147,770)
Extraordinary gain on extinguishment of
 debt (Note 5)...........................         --          --       610,893
                                          ----------- -----------  -----------
Net income (loss)........................ $   513,381 $(1,628,889) $(2,536,877)
                                          =========== ===========  ===========
Net income (loss) allocable to common
 stock................................... $    48,938 $(2,093,674) $(2,673,170)
                                          =========== ===========  ===========
Income (loss) per share before
 extraordinary item (Note 1).............       $0.01      $(0.44)      $(0.70)
Extraordinary item.......................         --          --         $0.13
                                          ----------- -----------  -----------
Net income (loss) per share..............       $0.01      $(0.44)      $(0.57)
                                          =========== ===========  ===========
Weighted average number of shares of
 common stock............................   4,836,393   4,762,382    4,691,552
                                          =========== ===========  ===========


The accompanying notes are an integral
part of these financial statements.

                              CALPROP CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                           Preferred Stock          Common Stock     Additional                     Total
                         ---------------------  --------------------   Paid-In    Accumulated   Stockholders'
                          Shares      Amount     Shares     Amount     Capital      Deficit        Equity
                         ---------  ----------  --------- ---------- -----------  ------------  -------------
Balance,
January 1, 1993                                 4,691,336 $4,691,336 $26,090,732  $(16,587,780)  $14,194,288
 Net income                                                                         (2,536,877)   (2,536,877)
 Net issuance of shares
  under 1989 stock
  incentive plan
  (Note 8)                                         71,940     71,940     (36,372)                     35,568
 Preferred stock
  offering costs                                                         (97,534)                    (97,534)
 Preferred stock
  offering--no par       3,576,301   4,577,665                                                     4,577,665
 Dividend accrual-
  preferred stock                                                                     (136,293)      136,293)
                         ---------  ----------  --------- ---------- -----------  ------------   -----------
Balance,
December 31, 1993        3,576,301  $4,577,665  4,763,276 $4,763,276 $25,956,826  $(19,260,950)  $16,036,817
 Net income                                                                         (1,628,889)   (1,628,889)
 Net issuance of shares
  under 1989 stock
  incentive plan
  (Note 8)                                         48,540     48,540     (53,871)                     (5,331)
 Conversion of Preferred
  Stock to Common Stock     (1,426)     (1,825)     1,825      1,825                                     --
 Dividend accrual-
  preferred stock                                                                     (464,785)     (464,785)
                         ---------  ----------  --------- ---------- -----------  ------------   -----------
Balance,
December 31, 1994        3,574,875  $4,575,840  4,813,641 $4,813,641 $25,902,955  $(21,354,624)  $13,937,812
 Net income                                                                            513,381       513,381
 Net issuance of shares
  under 1989 stock
  incentive plan
  (Note 8)                                         79,400     79,400       7,438                      86,838
 Issuance of shares upon
  exercise of options
  issued under 1993
  stock option plan
  (Note 8)                                          1,500      1,500        (375)                      1,125
 Conversion of Preferred
  Stock to Common Stock     (3,507)     (4,489)     4,489      4,489                                     --
 Dividend accrual-
  preferred stock                                                                     (464,443)     (464,443)
                         ---------  ----------  --------- ---------- -----------  ------------   -----------
Balance,
December 31, 1995        3,571,368  $4,571,351  4,899,030 $4,899,030 $25,910,018  $(21,305,686)  $14,074,713
                         =========  ==========  ========= ========== ===========  ============   ===========

The accompanying notes are an integral part of these financial statements

                              CALPROP CORPORATION

                            STATEMENTS OF CASH FLOWS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                            1995         1994          1993
- --------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net income (loss)...................... $   513,381  $(1,628,889) $ (2,536,877)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Extraordinary gain on extinguishment
   of debt..............................         --           --       (610,893)
  Depreciation and amortization.........      15,277       61,360       156,331
  Provision for write down of real
   estate under development to net
   realizable value.....................         --           --      1,700,000
  Other.................................      86,837       (5,331)       35,568
  Provision for warranty reserves.......     275,966      143,954       150,000
 Change in assets and liabilities
  Deposits on land......................         --           --        (34,790)
  (Increase) decrease in deferred and
   other assets.........................     384,207     (146,102)     (303,803)
  (Increase) decrease in investments in
   land.................................      (5,556)         --            --
  (Increase) decrease in prepaid
   expenses.............................     (36,712)      94,717        69,816
  Increase (decrease) in accounts
   payable and accrued liabilities and
   warranty reserves....................  (1,512,487)      82,173      (223,392)
  (Decrease) in deferred income.........         --           --       (215,000)
  Decrease (increase) in income tax
   receivable...........................         --           --        924,117
  Decrease (increase) in income taxes
   payable..............................         --           --        (28,600)
  Decrease in deferred taxes payable....         --           --       (100,001)
  Additions to real estate development
   in process........................... (18,398,550) (14,834,078)  (10,571,350)
  Cost of real estate sales.............  16,236,833   18,614,736    22,701,505
                                         -----------  -----------  ------------
    Net cash (used in) provided by
     operating activities............... $(2,440,804) $ 2,382,540  $ 11,112,631
Cash Flows from Investing Activities
 Capital (expenditures) sales........... $   (39,846) $   141,373  $    (14,900)
                                         -----------  -----------  ------------
  Net cash (used in) provided by
   investing activities................. $   (39,846) $   141,373  $    (14,900)
Cash Flows from Financing Activities
 Borrowings under construction loans-
  related parties....................... $ 6,060,000  $11,780,113
 Payments under construction loans-
  related parties.......................  (3,692,084)  (7,726,292)
 Borrowings under construction loans....   9,790,510    6,516,665    11,630,350
 Payments under construction loans......  (9,882,267) (12,961,742)  (23,996,963)
 Preferred stock offering...............         --           --      1,560,002
 Preferred stock offering costs.........         --           --        (97,534)
 Payments of preferred stock dividends..    (136,257)         --
 Payments on bond liability.............     (44,888)     (81,396)
 Proceeds from issuance of common stock.       1,125          --
                                         -----------  -----------  ------------
  Net cash provided by (used in)
   financing activities................. $ 2,096,139  $(2,472,652) $(10,904,145)
                                         -----------  -----------  ------------
 Net increase in cash and cash
  equivalents...........................    (384,511)      51,261       193,586
 Cash and cash equivalents at beginning
  of the year...........................   1,142,834    1,091,573       897,987
                                         -----------  -----------  ------------
 Cash and cash equivalents at end of the
  year.................................. $   758,323  $ 1,142,834  $  1,091,573
                                         ===========  ===========  ============
Supplemental Disclosures of Cash Flow
 Information
 Cash paid during the periods for:
  Interest (net of amount capitalized).. $    25,211  $   141,332  $     24,172
  Income taxes (refund).................         --           --       (706,700)
Non-Cash Investing and Financing
 Activities:
 Accrual of preferred dividend..........    (464,443)    (464,785)     (136,293)
 Conversion of debt to preferred stock..         --           --      3,017,663
 Record CFD debt and related asset......         --     2,381,432           --

The accompanying notes are an integral part of these financial statements.

                              CALPROP CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Management's intentions -- Since 1990, the Company has experienced difficulties producing sufficient cash flow from its development operations due to the declining real estate market in California. The Company has sold assets, obtained additional loans, and sold preferred stock to maintain a sufficient level of cash flow to continue its operations. Management's plan, with respect to managing cash flow includes the following components: pay off or obtain extensions on the debt that is coming due in 1996, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 1996, management expects to pay these loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations will be adequate to allow the Company to continue operations throughout 1996. During 1995, the Company commenced production in the 120 lot Summertree Park project in the Elk Grove area of Sacramento, California, and the 97 lot Montserrat project in Murrieta, California.

  (b) Nature of operations -- The Company is primarily engaged in the construction and sale of single-family attached and detached homes, including lot sales.

  (c) Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (d) Real estate sales -- Revenue from real estate sales and related costs are recognized at the close of escrow, when title passes to the buyer. The Company follows the guidelines for profit recognition as set forth by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

  (e) Cost of real estate under development -- Real estate under development is stated at the lower of cost or estimated net realizable value, (see Note 2).

  Land and site development costs, including capitalizable carrying costs (primarily interest and property taxes), are accumulated by specific development and allocated on a relative sales value basis to lots and units within the development. Construction costs incurred in connection with the development of properties are charged to individual phases.

  Cost of real estate sales is based upon the relative sales value of units sold to the estimated total sales value of the respective phases.

  (f) Warranty reserves -- The Company provides a one-year warranty to purchasers of single-family homes. The Company accrues estimated warranty costs, based on actual historical costs, on properties as they are sold.

  (g) Cash and cash equivalents -- For purposes of the statement of cash flows, cash and cash equivalents include securities purchased with an original maturity of 90 days or less.

  (h) Net income per share -- Net income per share has been computed based on the weighted average number of shares outstanding (4,836,393 in 1995, 4,762,382 in 1994, 4,691,552 in 1993) after giving effect to the Preferred Stock Dividend of $464,443 in 1995, $464,787 in 1994 and $136,293 in 1993.

  (i) Accounting Pronouncements -- In March 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and in October 1995, issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The requirements of these statements are not expected to have a significant impact on the Consolidated Financial Statements of the Company.

                              CALPROP CORPORATION

NOTE 1 (CONTINUED)

  (j) Fair Value of Financial Instruments -- Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information on financial instruments, when it is practicable to estimate that value. Management believes that the book value of all financial instruments approximates their fair market value as result of variable interest rates and short term durations.

  (k) Reclassifications -- Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to the presentation of the 1995 financial statements.

(2) REAL ESTATE UNDER DEVELOPMENT

  Real estate under development at December 31, 1995 and 1994 is summarized as follows:

                                           1995                   1994
                                  ---------------------- ----------------------
                                    Amount    Units/Lots   Amount    Units/Lots
                                  ---------------        ---------------
Single-family residences......... $ 5,497,852     34     $ 6,977,632     35
 Townhomes.......................   6,333,133     21       6,903,975     36
                                  -----------    ---     -----------    ---
 Net single family residences....  11,830,985     55      13,881,607     71
 Land under development..........  13,031,214    223       8,818,875     68
                                  -----------    ---     -----------    ---
Total real estate under
 development..................... $24,862,199    278     $22,700,482    139
                                  ===========    ===     ===========    ===

  Real estate under development is stated at the lower of cost or estimated net realizable value.

  Net realizable value, for financial reporting purposes: (i) is based on the Company's plans for development and build-out of each project; (ii) is computed using estimated sales prices less estimated costs to complete and sell the project; and (iii) does not purport, for a specific project, to represent the current sales price that the Company could obtain from third parties for such properties at their current state of development.

  The fulfillment of the Company's plans for development and build-out of its projects is dependent upon, among other things, the presence of economic conditions which will support projected housing demand and the Company's ability to finance its development and build-out plans. Management believes that its assumptions as to projected demand are reasonable based upon present economic trends and that financing will be available to enable the Company to realize the carrying value of its real estate development consistent with its plans for build-out and development.

                              CALPROP CORPORATION

NOTE 2 (CONTINUED)

  Development operations in 1995, 1994 and 1993 are summarized as follows:

                                1995               1994              1993
                          ------------------ ----------------- ------------------
                            Amount     Units   Amount    Units   Amount     Units
                          -----------  ----- ----------- ----- -----------  -----
Real Estate Sales:
 Single--family
  residences............  $12,929,854    61  $14,177,525   87  $14,388,901    58
 Townhomes..............    4,131,385    15    4,556,000   17    4,368,108    16
 Improved lots..........          --     --          --    --    4,674,429   170
                          -----------   ---  -----------  ---  -----------   ---
  Total Sales...........  $17,061,239    76  $18,733,525  104  $23,431,438   244
                          ===========   ===  ===========  ===  ===========   ===
Cost of Real Estate
 Sales:
 Single--family
  residences............  $12,591,882        $13,929,189       $14,218,564
 Townhomes..............    4,143,297          4,541,593         4,079,812
 Improved lots..........          --                 --          4,823,805
Warranty and property
 investigation costs....      257,966            143,954          (420,676)
Reversal of warranty
 reserves...............     (774,312)               --                --
                          -----------        -----------       -----------
                          $16,236,833        $18,614,736       $22,701,505
Provision for write down
 of real estate
 under development to
 net realizable
 value..................          --                 --          1,700,000
                          -----------        -----------       -----------
  Total Cost of Sales...   16,236,833         18,614,736        24,401,505
                          -----------        -----------       -----------
Income (loss)-develop-
 ment operations........  $   824,406        $   118,789       $  (970,067)
                          ===========        ===========       ===========

  Reversal of warranty reserves is the result of the settlement of a lawsuit filed against the Company for general damages caused by alleged land subsidence.

(3) INVESTMENT IN LAND

  The Company is deferring the development of the Victorville project in San Bernardino County, California, and its Mockingbird project, in Riverside County, California due to market conditions. The property is recorded at its net realizable value. The Company has expensed the 1995 and 1994 holding costs related to these properties, consisting primarily of property taxes, and debt service on the Victorville bond liability (Note 5).

(4) DEFERRED AND OTHER ASSETS

  Included in deferred and other assets is trust deeds receivable. The balances of trust deeds receivable at December 31, 1995 and 1994 are summarized as follows:

                                                               Outstanding
                                                                 Balance
                                                            -------------------
                                                   Interest
                                                     Rate     1995      1994
                                                   -------- --------  ---------
Trust Deeds Receivable............................ 10%-12%  $175,666  $ 245,267
Less Reserve......................................           (50,000)  (105,790)
                                                            --------  ---------
Net Trust Deeds Receivable........................          $125,666  $ 139,477
Deferred Compensation Expense.....................            87,937        --
Other.............................................            74,699    508,463
                                                            ========  =========
Deferred and Other Assets.........................          $288,302  $ 647,940
                                                            ========  =========

  These trust deeds are collateralized by lots, houses, and condominium units sold by the Company, and they mature from 1997 to 2014.

                              CALPROP CORPORATION

(5) TRUST DEEDS AND NOTES PAYABLE

  Trust deeds and notes payable as of December 31, 1995 and 1994 are summarized as follows:

                                                                Balance
                                                         ----------------------
                                                            1995        1994
                                                         ----------- ----------
Notes payable to financial institutions, secured by de-
 velopment projects' trust deeds--variable rates rang-
 ing from prime + 0.5% through prime + 4.0%;
 maturing July 1996 through October 2025...............  $ 4,682,926 $4,774,683
Notes payable to related parties, secured by develop-
 ment projects' trust deeds--variable rates ranging
 from prime + 1.5% through prime + 2.0%; maturing De-
 cember 1996 through September 1997....................    7,500,000  4,382,084
Note payable to related parites, unsecured--prime in-
 terest rate;
 due on demand.........................................       75,000    825,000
                                                         ----------- ----------
Total trust deeds and notes payable....................  $12,257,926 $9,981,767
                                                         ----------- ----------
Community Facilities District Special Tax Bonds........  $ 2,336,544 $2,381,432
                                                         =========== ==========

  At December 31, 1995, the Prime rate was 8.5%. Monthly interest payments on the above liabilities, which are not drawn against existing prepaid interest reserve accounts, total approximately $80,000.

  As of December 31, 1995, the Company had loan commitments from banks and other sources totaling $17,283,485, of which the Company has used $12,257,926, and has a remaining capacity of $5,025,559 on the commitments, which may be drawn down by the Company upon the satisfaction of certain conditions.

  During 1995, the Company obtained new loans from four new financial institutions, Imperial Bank, United Savings Bank, Keros-Mozilo Mortgage Bankers, and L & N Consultants, Inc. Imperial Bank made a loan commitment on the Company's Summertree Park project in Sacramento County in the amount of $4,890,000, United Savings Bank made a loan commitment on the Company's Cypress Cove project in the amount of $2,185,000, Keros-Mozilo Mortgage Bankers made a loan commitment on the model complex of the Company's Cypress Cove project in the amount of $840,000, and L & N Consultants, Inc. (seller) provided financing on the developed lots in the Company's Montserrat project in the amount of $1,346,000.

  During 1995, the Company obtained a loan from the Curci-Turner Company (a related party), in the amount of $4,000,000 for the acquisition and development of the Summertree Park project in Sacramento County. The loan contains a profit sharing provision in the amount of 40% of "Net Proceeds" as defined in the agreement.

  During 1994, Curci-Turner Company made 4 additional loans to the Company: one replacing the remaining debt to Bank of California on the Cypress Cove Project, two construction loans on the Cypress Cove project., and a loan secured by the Company's Mission Gorge project in San Diego, California in which Curci-Turner Company will receive 50% of "Net Sales Proceeds" as defined in the agreement. The loan costs associated with these loans totaled $575,000. Included in accounts payable and accrued liabilities are deferred loan costs of $325,000 and $500,000 as of December 31, 1995 and 1994, respectively.

  During 1994 and 1993, Curci-Turner Company made 3 construction loans to the Company for the construction of the first 3 phases (25 units per phase) of the Summertree Park project in Windsor, California. In addition to the interest payable to Curci Turner, these loans contain a profit sharing provision which stipulates that Curci Turner receive 50% of "Net Sales Proceeds" as defined in the agreement, which is comparable to gross profit. Pursuant to these agreements, $508,316 was paid in 1994. As of December 31, 1994, these loans and all profit sharing obligations have been fully paid.

                              CALPROP CORPORATION

NOTE 5 (CONTINUED)

  During 1995, the Company borrowed $1,000,000 from an officer of the Company. As of December 31, 1995, the amount owed to the officer was $1,500,000.

  During 1995, the Company repaid loans from First Interstate Bank, and repaid loans from the Curci-Turner Company for the development of two phases of the Cypress Cove project.

The $2,336,544 Community Facilities District Special Tax Bonds (CFD), were issued by the City of Victorville, California, to finance the construction of the infrastructure within the District, of which the Company's Victorville property is a part. The bonds are repaid through a special tax assessment on the parcels of land within the development. As the amount of the liability is fixed and determinable and the related assets are subject to a lien, the liability and corresponding site improvement assets have been reflected in the financial statements.

  Aggregate future principal payments due on trust deeds payable, notes payable, and CFD indebtedness are summarized as follows:

              Year Ended
             December 31,  Principal Payments
             ------------  ------------------
             1996                  $4,149,739
             1997                   7,404,240
             1998                      62,398
             1999                      67,118
             2000                      72,232
             Thereafter             2,838,743
                           ------------------
             Total                $14,594,470
                           ==================

  During 1995, 1994 and 1993, the Company paid interest of $862,505, $304,035 and $154,883 respectively, on loans from related parties.

  During 1993, due to a declining real estate market in California, two of the Company's lenders forgave amounts due in connection with the disposal of certain projects which resulted in extraordinary gains of $610,893.

(6) INCOME TAXES

  No provision for federal or state income taxes was recorded in 1995 or 1994. During 1993, the Company recorded a $96,606 provision related to federal and state income taxes.

  The deferred income tax assets, resulting from differences between accounting for financial statements purposes, and tax purposes less valuation reserves are as follows:

                                                          1995         1994
                                                       -----------  -----------
Inventory Reserves.................................... $ 2,634,000  $ 2,624,000
Warranty Reserves.....................................      52,000      609,000
State Net Operating Loss..............................   1,373,000      869,000
Other.................................................         --       173,000
Loss Carryback Claim..................................     457,000          --
Federal Operating Loss................................   3,095,000    2,844,000
                                                       -----------  -----------
                                                         7,611,000    7,129,000
Valuation Reserve.....................................  (7,611,000)  (7,129,000)
                                                       -----------  -----------
                                                              $--          $--
                                                       ===========  ===========

  The Company has established a valuation reserve equal to the deferred tax asset, as realization depends on future Company earnings.

                              CALPROP CORPORATION

NOTE 6 (CONTINUED)

  During 1995, the Company filed a claim for a refund resulting from the carryback of losses related to the condemnation of certain property.

  The following is a reconciliation of the federal statutory rate to the Company's effective rate for 1995, 1994, and 1993:

                                                               Percentage of
                                     Amount                    Pretax Income
                               -------------------             ------------------
                                 1995      1993       1992     1994   1993   1992
                               --------  ---------  ---------  ----   ----   ----
Statutory rate...............  $174,550  $(553,822) $(829,700)  34%   (34%)  (34%)
Utilization of unrecognized
 deferred income tax benefit.  (174,550)       --         --   (34%)  --     --
Limitation of loss
 carryforward................       --     553,822    829,700  --      34%    34%
Other........................       --         --      96,606  --     --       4%
                               --------  ---------  ---------  ---    ---    ---
                               $    --   $     --   $  96,606  --     --       4%
                               ========  =========  =========  ===    ===    ===

  As of December 31, 1995, the Corporation had net operating loss carryforwards for federal and state income tax purposes of approximately $9,100,000 and $14,750,000, respectively.

(7) PREFERRED STOCK

  On September 15, 1993, the Company completed an offering of 3,576,301 shares of Convertible Preferred Stock, to existing common shareholders at $1.28 per share. The sales price of the 3,576,301 shares sold was $4,577,665, of which $3,017,663 was paid by the conversion of existing indebtedness, and $1,560,002 in cash proceeds. The existing indebtedness that was converted to Preferred Stock consisted of $2,349,663 payable to the Chairman of the Board and $668,000 payable to Curci-Turner Company. The debt that was converted into Preferred Stock was converted at a rate of $1 of debt for $1 of Preferred Stock. Each share of Convertible Preferred Stock is convertible to 1.28 shares of Common Stock at the option of the shareholder. Each share of Convertible Preferred Stock is entitled to receive dividends of $0.13 per annum, payable in cash. On March 28, 1995, the Company paid preferred stock dividends of $136,257. As of December 31, 1995 there is $929,262 of cumulative dividends in arrears on the Preferred Stock. The Convertible Preferred Stock is also entitled to a liquidation preference of $1.28 per share (aggregate of $4,571,351 at December 31, 1995), and may be redeemed by the Company at a redemption price of $1.28 per share, plus accrued dividends.

(8) QUALIFIED AND NON-QUALIFIED STOCK OPTION PLANS

  The Company has two employee stock option plans that provide for the grant, to eligible employees, of stock options to purchase shares of common stock. The 1983 Stock Option Plan authorized an aggregate of 596,957 (adjusted for stock dividends) shares of common stock to be reserved for grant. The 1983 Stock Option Plan expired in September, 1993. Changes in the 1983 Stock Options Plan are summarized as follows:

                                                     1995      1994      1993
                                                    -------  --------  --------
Outstanding, beginning of year..................... 320,000   448,674   565,686
Granted............................................     --        --        --
Exercised..........................................     --        --        --
Canceled...........................................    (500) (128,674) (117,012)
                                                    -------  --------  --------
Outstanding, end of year........................... 319,500   320,000   448,674
                                                    =======  ========  ========
Exercisable, end of year........................... 235,500   229,000   335,674
                                                    =======  ========  ========

  Outstanding options under the 1983 Stock Option Plan were granted at prices ranging from $.875 to $2.75, which represents the market price at the date of grant.

                              CALPROP CORPORATION

NOTE 8 (CONTINUED)


  The 1993 Stock Option Plan (approved by the shareholders May 27, 1993) authorizes an aggregate of 1,000,000 shares of the Company's common stock to be reserved for grant. The options fully vest a year from the date of grant. Changes in the 1993 Stock Option plan are summarized as follows:

                                                        1995     1994     1993
                                                       -------  -------  -------
Outstanding, beginning of year........................ 577,000  302,500      --
Granted............................................... 305,250  275,500  302,500
Exercised.............................................  (1,500)     --       --
Canceled..............................................  (2,500)  (1,000)     --
                                                       -------  -------  -------
Outstanding, end of year.............................. 878,250  577,000  302,500
                                                       =======  =======  =======
Exercisable, end of year.............................. 563,000  301,500      --
                                                       =======  =======  =======
Available for grant, end of year...................... 120,250  423,000  197,500
                                                       =======  =======  =======

  Outstanding options under the 1993 Stock Option Plan were granted at prices ranging from $.75 to $1.169, which represents the market price at the date of grant.

  The 1989 Executive Long-Term Stock Incentive Plan authorizes an aggregate of 275,000 (adjusted for stock dividends) shares of the Company's common stock to be reserved for awards to key employees of the Company. The stock, once granted to the key employees, vests at 20 percent a year from the date of grant. The non-vested shares represent unearned compensation. Changes in the 1989 Executive Long-Term Stock Incentive plan are summarized as follows:

                                                       1995     1994     1993
                                                      -------  -------  -------
Issued shares, beginning of year..................... 181,660  133,120   61,180
Issued...............................................  83,000   51,000   78,500
Returned at terminaton of employment.................  (3,600)  (2,460)  (6,560)
                                                      -------  -------  -------
Issued shares, end of year........................... 261,060  181,660  133,120
                                                      =======  =======  =======
Vested, end of year..................................  83,590   53,135   16,640
                                                      =======  =======  =======
Available for award, end of year.....................  13,940   93,340  141,880
                                                      =======  =======  =======

  Included in deferred and other assets as of December 31, 1995, is deferred compensation expense of $87,937 relating to this plan.

  The 1992 Director Stock Option Plan authorizes an aggregate amount of 100,000 shares to be granted. Each year, the directors that are members of the stock option committee are granted options to buy 7,500 shares at the market price at the date of grant, exercisable one year after grant. Forty-five thousand shares have been granted under this plan at December 31, 1995, at prices ranging from $.75 to $2.50 per share, which represents the market price at the date of grant.

(9) OTHER INCOME

  The Company had a one-third interest in an office building which was sold to an unrelated third party in April 1994 resulting in a gain of $446,159 in the second quarter of 1994. Prior to the sale, the Company was leasing a portion of the remaining two-thirds interest from a related party for $74,368 annually.

  In 1993, the Company's Oceanside property was taken by the State of California through eminent domain. The Company received a deposit of probable compensation of $2,332,000 from the State and a loss of $194,932 was recorded at that time. In January 1995, a valuation trial was held, and the verdict entitled the Company to an additional $2,080,900, plus accrued interest. On March 24, 1995, the Company received $2,280,363 in settlement of this matter, which was recorded as other income in the first quarter of 1995.

                              CALPROP CORPORATION

(10) COMMITMENTS AND CONTINGENCIES

  There are several legal actions and claims pending against the Company. Based on the advice of legal counsel, management believes that the ultimate liability, if any, which may result from any of these lawsuits will not materially affect the financial position or results of operations of the Company.

  The Company has two noncancelable operating leases that expire at various dates through 1997. Future minimum rent as of December 31, 1995 is $59,940 in 1996, and $14,985 in 1997, for a total of $74,925. Rent expense for the years ended December 31, 1995, 1994 and 1993 was $82,178, $87,122 and $153,172,
respectively.

(11) QUARTERLY FINANCIAL DATA--(UNAUDITED)

Year Ended December 31, 1995
                                  First       Second      Third       Fourth
                                ----------  ----------  ----------  ----------
Sales.......................... $3,478,025  $4,263,810  $5,058,756  $4,260,648
Gross profit (loss)............    133,546     757,953       7,700     (74,793)
Net income (loss).............. $1,802,808  $  104,800  $ (469,438) $ (924,789)
                                ==========  ==========  ==========  ==========
Net income (loss) per share
 (primary)..................... $     0.35  $     0.00  $    (0.12) $    (0.21)
                                ==========  ==========  ==========  ==========
Net income (loss) per share
 (fully-diluted)...............       0.19
                                ==========  ==========  ==========  ==========
Year Ended December 31, 1994
                                  First       Second      Third       Fourth
                                ----------  ----------  ----------  ----------
Sales.......................... $3,614,527  $4,005,231  $5,603,018  $5,510,749
Gross profit (loss)............    137,920     (49,339)     37,774      (7,566)
Net (loss) income..............  $(357,955) $   21,729  $ (476,535) $ (816,128)
                                ==========  ==========  ==========  ==========
Net (loss) income per share....     $(0.10)     $(0.02)     $(0.12)     $(0.20)
                                ==========  ==========  ==========  ==========

  During the first quarter of 1995, the Company received $2,280,363 in a settlement with the State of California, which was recorded as other income. See Note 9.

  During the second quarter of 1995, cost of real estate sales was reduced by approximately $730,000 resulting from the reversal of warranty reserves associated with the settlement of a lawsuit filed against the Company for general damages caused by alleged land subsidence.

                              CALPROP CORPORATION

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                                     Trust Deeds
                                                         Warranty    Receivable
                                                        -----------  -----------
Balance January 1, 1993................................ $ 2,451,473   $105,790
  Additions charged to operations......................     150,000        --
  Reductions...........................................    (809,687)       --
                                                        -----------   --------
Balance December 31, 1993.............................. $ 1,791,786   $105,790
  Additions charged to operations......................     143,954        --
  Reductions...........................................    (436,332)       --
                                                        -----------   --------
Balance December 31, 1994.............................. $ 1,499,408   $105,790
  Additions charged to operations......................     275,966        --
  Reductions...........................................  (1,173,674)   (55,790)
                                                        -----------   --------
Balance December 31, 1995.............................. $   301,700   $ 50,000
                                                        ===========   ========

                               INDEX TO EXHIBITS

 3.1  Articles of Incorporation of the Company
         (Incorporated by reference to Exhibit 3.1 to the Company's Amendment
         No. 1 to Form S-1 filed with Securities Exchange Commission on July
         3, 1994 bearing File #33-62516.)
 3.2  By-laws of the Company
         (Incorporated by reference to Exhibit 3.2 to the Company's Amendment
         No. 1 to Form S-1 filed with Securities Exchange Commission on July
         3, 1994 bearing File #33-62516.)
 10.1 1983 Calprop Corporation Stock Option Plan
         (Incorporated by reference to the Company's Form S-8 Registration
         Statement (File No. 2-86872), which became effective September 30,
         1983.)
 10.2 1989 Executive Long-Term Stock Incentive Option Plan
         (Incorporated by reference to the Company's Form S-8 Registration
         Statement (File No. 33-33640), which became effective March 18,
         1991.)
 10.3 1992 Directors Stock Option Plan
         (Incorporated by reference to the Company's Form S-8 Registration
         Statement (File No. 33-57226), which became effective January 18,
         1993.)
 10.4 1993 Calprop Corporation Stock Option Plan
         (Incorporated by reference to Exhibit 10.3 to the Company's Amendment
         No. 1 to Form S-1 filed with Securities Exchange Commission on July
         3, 1993 bearing File #33-62516.)
 24   Independent Auditors' Consent
 27   Financial Data Schedule