Form 10-Q
period 1996-03-31
CALPROP CORP
filed 1996-05-15
CIK 16496

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended   March 31, 1996  or
                                      --------------

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ________________

Commission File Number  1-6844
                        ------

                              CALPROP CORPORATION
            (Exact name of registrant as specified in its charter)


            California                                         95-4044835
     -------------------------------                      -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification No.)


   5456 McConnell Avenue, Los Angeles, California                   90066
   ----------------------------------------------                 ----------
      (Address of principal executive offices)                    (Zip Code)


 (Registrant's telephone number, including area code)  (310) 306-4314
                                                       --------------


                                 Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ___

Number of shares outstanding of each of Registrant's classes of common stock, as of April 26, 1996:

                                                      Number of Shares
Title of Each Class                                   Outstanding
- -------------------                                   ----------------
Common Stock, $1.00 par value per share               4,899,030

                              CALPROP CORPORATION
                              -------------------

                                     Part I
                                     ------

                         ITEM I - FINANCIAL INFORMATION
                         ------------------------------



    Set forth is the unaudited quarterly report for the three months ended March 31, 1996 and 1995, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                              CALPROP CORPORATION
                              -------------------

                                 BALANCE SHEETS
                                ---------------

                                     ASSETS
                                     ------
                                  (Unaudited)

                                             March 31,     December 31,
                                                 1996             1995
                                           ----------       ----------
Real estate development                    25,640,025       24,862,199
Investment in land                          5,656,936        5,655,063
                                           ----------       ----------
     Total investment in real estate       31,296,961       30,517,262

Other assets:
  Cash and cash equivalents                   205,838          758,323
  Prepaid expenses                            144,274          329,314
  Deferred and other assets                   356,883          288,302
                                           ----------       ----------
     Total other assets                       706,995        1,375,939
                                           ----------       ----------


     Total assets                          32,003,956       31,893,201
                                           ==========       ==========


                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              --------------------

                                 BALANCE SHEETS
                                ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                  (Unaudited)

                                                      March 31,    December 31,
                                                           1996            1995
                                                     ----------    ------------
Trust deeds and notes payable                         5,551,562      4,682,926
Related party notes                                   7,883,913      7,575,000
                                                     ----------     ----------
     Total trust deeds and notes payable             13,435,475     12,257,926
Community facilities district special tax bonds       2,336,544      2,336,544
Accounts payable and accrued liabilities              1,704,092      1,993,056
Warranty reserves                                       294,000        301,700
Accrued dividends payable on preferred
 stock (Note 5)                                       1,045,014        929,262
                                                     ----------     ----------
     Total liabilities                               18,815,125     17,818,488

Stockholders' equity:
  Convertible preferred stock, no par value
    Authorized - 6,000,000 shares
    Issued and outstanding - 3,571,368
     shares at March 31, 1996 and
     December 31, 1995                                4,571,351      4,571,351
  Common stock, $1 par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 4,899,030
     shares at March 31, 1996 and
     December 31, 1995                                4,899,030      4,899,030
  Additional paid-in capital                         25,910,018     25,910,018
  Accumulated deficit                               (22,191,568)   (21,305,686)
                                                     ----------     ----------
     Total stockholders' equity                      13,188,831     14,074,713
                                                     ----------     ----------


     Total liabilities and stockholders' equity      32,003,956     31,893,201
                                                     ==========     ==========

                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                            STATEMENTS OF OPERATIONS
                           -------------------------
                                  (Unaudited)

                                               Three Months Ended
                                                     March 31,
                                             -----------------------
                                               1996          1995
                                             ---------    ----------
Development operations:
  Real estate sales                          1,844,278     3,478,025
  Cost of real estate sales                  1,903,789     3,344,479
                                             ---------    ----------
(Loss) income from development operations      (59,511)      133,546

Other income (note 4)                            9,896     2,201,704
                                             ---------    ----------

Other expenses:
  General and administrative expenses          644,916       532,442
  Investment property holding costs             75,600           --
                                             ---------    ----------
Total other expenses                           720,516       532,442
                                             ---------    ----------

(Loss) income before benefit
 (provision) for income taxes                 (770,131)    1,802,808
                                             ---------    ----------

Benefit (provision) for income taxes
 (note 2)                                          --            --
                                             ---------    ----------

Net (loss) income                            $(770,131)   $1,802,808
                                             =========    ==========

Net (loss) income per share (note 3)

   Primary (after giving effect to
    preferred stock dividend)                   $(0.18)     $   0.35
                                                ======      ========

   Fully diluted                                            $   0.19
                                                            ========




                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                            STATEMENTS OF CASH FLOWS
                           -------------------------
                                  (Unaudited)



                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                    --------------------------
                                                       1996           1995
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                   $(770,131)    $1,802,809
  Adjustments to reconcile net loss to net
  cash provided by operating activities:

    Depreciation and amortization                         5,701          4,127

  Change in assets and liabilities:
    (Increase) decrease in deferred and other assets    (23,588)        58,522
    (Increase) decrease in investments in land           (1,873)           --
    Decrease (increase) in prepaid expenses             185,040        207,689
    Increase (decrease) in accounts payable and
       accrued liabilities                             (296,664)       (98,283)
    Additions to real estate development in process  (2,681,615)    (3,038,610)
    Cost of real estate sales                         1,903,789      3,344,479
                                                    -----------    -----------
      Net cash (used in) provided by
        operating activities                         (1,679,341)     2,280,733

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures                                  (50,694)           --
                                                    -----------    -----------
     Net cash used in investing activities              (50,694)           --

CASH FLOWS FROM FINANCING ACTIVITIES

  Borrowings under construction loans-related
    parties                                           1,065,000      1,425,000
  Payments under construction loans-related parties    (756,087)    (1,372,084)
  Borrowings under construction loans                 1,881,169      1,342,299
  Payments under construction loans                  (1,012,533)    (3,043,797)
  Payments of preferred stock dividends                     --        (136,257)
                                                    -----------    -----------
    Net cash provided by (used in) financing
      activities                                      1,177,549     (1,784,839)
                                                    -----------    -----------
  Net (decrease) increase in cash and cash
    equivalents                                        (552,486)       495,894
                                                    -----------    -----------
  Cash and cash equivalents at beginning of periods     758,324      1,142,834

  Cash and cash equivalents at end of periods           205,838      1,638,728
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
     Interest (net of amount capitalized)                 2,094          9,842

 NON-CASH INVESTING AND FINANCING  ACTIVITIES:

   Accrual of preferred dividend                        115,752        114,592

                     The accompanying notes are an integral
                       part of these financial statements

                              CALPROP CORPORATION
                              -------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                     PERIODS ENDED MARCH 31, 1996 and 1995
                     --------------------------------------
                                  (Unaudited)


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

    The results of operations for the three months ended March 31, 1996 may not be indicative of the operating results for the year ending December 31, 1996.


Note 2:   Income taxes
          ------------

     As of March 31, 1996, the Company had net operating carryforwards for federal and state tax purposes of approximately $9,850,000 and $15,500,000, respectively.

Note 3:   Net income per share
          --------------------
    Net income per share has been computed based upon the weighted average number of shares outstanding.


                                                  Three Months Ended
                                                        March 31,
                                                ------------------------
                                                   1996          1995
                                                ----------    ----------
Weighted average number of common
  shares and common stock equivalents
  adjusted for stock dividends                   4,899,030     9,389,481


Net income (loss)                                 (770,131)   $1,802,809

Earnings (loss) per share
  Primary (after giving effect to
    preferred stock dividend)                   $    (0.18)   $     0.35
                                                ==========    ==========
  Fully Diluted                                               $     0.19
                                                              ==========

Note 4:   Other Income
          ------------

     Other income for the three months ended March 31, 1995 consists primarily of $2,100,000 of cash received as a result of a settlement of the California Department of Transportation litigation. In addition to the legal settlement, other income for the three months ended March 31, 1995 includes approximately $100,000 in miscellaneous insurance and property tax refunds.


Note 5:   Preferred Stock
          ---------------

     On September 15, 1993 the Company completed an offering of 3,576,301 shares of Convertible Preferred Stock, to existing shareholders at $1.28 per share.
The sales price of the 3,576,301 shares sold was $4,577,665, of which $3,017,663 was paid by the conversion of existing indebtedness, and $1,560,002 in cash proceeds. Each share of Convertible Preferred Stock is convertible to
1.28 shares of Common Stock at the option of the shareholder. Each share of Convertible Preferred Stock is entitled to receive dividends of $0.13 per annum, payable in cash. On March 28, 1995, the Company paid preferred stock dividends of $136,257. As of March 31, 1996, there is $1,045,014 of dividends in arrears on the Preferred Stock. The Convertible Preferred Stock is also entitled to a liquidation preference of $1.28 per share, and may be redeemed by the Company at a redemption price of $1.28 per share, plus accrued dividends.

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

     The Company has continued to be impacted by the recent general economic downturn and soft California housing market through the first quarter of 1996. In response to these conditions the Company began utilizing marketing programs which included price reductions and incentives to potential buyers. The Company's sales revenue during the first quarter of the last two years decreased from $3,478,025 in 1995 to $1,844,278 in 1996.


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

     In March of 1996, Imperial Bank made a $3,465,000 construction loan to the Company for the construction of 24 units in the Montserrat project in Murrieta, California. The note provides for interest at the prime rate plus 1.75% and a loan service charge of 1.5 points. The loan provides for paydowns with each closing, however, all principal and interest is due no later than March 11, 1997. Per the terms of the loan, a six month extension is available should it be required. As of March 31, 1996, the outstanding balance existing on the loan totaled $505,164.

     In March of 1996, the Curci-Turner Company made a $1,000,000 loan commitment to the Company for working capital purposes. The note provides for interest at 15% and does not include a loan service charge. The maturity date of the loan is September 15, 1996. As of March 31, 1996, the loans balance was $500,000.

     In August of 1995, Imperial Bank made a $4,890,000 construction loan to the Company for the construction of 53 units in the Summertree Park project in Elk Grove, California. The note provides for interest at the prime rate plus 1.5% and a loan service charge of 1.5 points. The loan provides for paydowns with each closing, however, all principal and interest is due no later than November 10, 1996. Per the terms of the loan, a six month extension is available should it be required. As of March 31, 1996, the outstanding balance existing on the loan totaled $1,300,517.

     In February of 1995, United Savings Bank made a $2,185,000 construction loan to the Company for the construction of 15 units in the Cypress Cove project in Half Moon Bay, California. The note provides for interest at the prime rate plus 2% and a loan service charge of two points. The loan provides for paydowns with each closing, however, all principal and interest is due no later than September 1, 1996. As of March 31, 1996, the outstanding balance existing on the loan totaled $561,318.

     In the third quarter of 1994, the Company obtained a $2,000,000 loan from the Curci-Turner Company, secured by the Company's Mission Gorge land, located in San Diego, California. The loan provides for interest at 10%, contains a profit sharing provision and a loan service charge of $300,000 payable in monthly installments. The loan matures on September 30, 1997 and as of March 31, 1996, the balance of this loan was $2,000,000.

     In April, 1995, the Company obtained a $4,000,000 loan from the Curci-Turner Company, secured by the Company's Elk Grove land, located in Sacramento County, California. This note bears interest at prime plus 1.5% and contains a profit sharing provision. The note provides for paydowns with each closing, however, all principal and interest is due no later than March 31, 1997. As of March 31, 1996 the balance of this loan was $3,858,914.

     In 1995, the Company obtained a loan from an officer of the Company. The loan provides for interest at prime plus 2%, and matures on December 31, 1996. As of March 31, 1995, the amount owed the officer was $1,450,000.

     In December 1994, the Company obtained a construction loan of $800,000 from Brentwood Bank. These funds are for the construction of the last 3 units in the Company's Pleasant Oaks Estates project, located in Thousand Oaks, California. The loan provides for interest at prime plus 4% and a loan service charge of two points. The loan matures on June 1, 1996. As of March 31, 1996, the balance on this loan was $558,036.

     As of March 31, 1996, the Company had four projects with a combined total of five phases in various stages of development with two of the four projects producing revenues from completed homes: Cypress Cove, and Summertree Park at Elk Grove. The final phase of the Pleasant Oaks Estates homes is under construction, and the grand opening for the other project, Montserrat in Murrieta, is planned for May of 1996. As of March 31, 1996, the Company has 7 homes completed in escrow. The Company has an additional 55 unsold homes of which 22 are completed and 33 are under construction. The Company has remaining inventory of 12 model units, 214 improved lots and 548 mapped unimproved lots.

     The Company believes that, based on its agreements with its existing institutional lenders, and the Curci-Turner Company, even with the continued slowdown in certain of its marketplaces, it will have sufficient liquidity to finance its construction projects in 1996 through funds generated from operations and funds available under its existing loan commitments. In addition, the Company believes that if necessary, additional funds could be obtained by using its internally financed real estate development in process as collateral for additional loans.


RESULTS OF OPERATIONS
- ---------------------


     Net income/loss changed from income of $1,802,808 in the first quarter of 1995 to a loss of $770,131 in the first quarter of 1996. This decrease in income is primarily due to the nonrecurring net cash settlement of approximately $2,100,000 in the California Department of Transportation litigation in the first quarter of 1995.

     Gross profit decreased from $133,546 for the first quarter of 1995 to a loss of $59,511 for the first quarter of 1996. The decrease in gross profit is primarily a result of a decrease in sales and an increase in selling and marketing costs.

     During the first quarter of the last two years, gross revenues decreased from $3,478,025 in 1995 to $1,844,278 in 1996. In the first quarter of 1995 the
Company sold 19 homes with an average sales price of $183,053, and in the first quarter of 1996 the Company sold 10 homes with an average sales price of $184,428. The decrease in gross revenue between the first quarters of 1995 and 1996, is primarily due to a change in the product mix as the company has completely sold out the Summertree Park project in Windsor, and is in the process building its first phase of homes in the Summertree Park project in Elk Grove and the Montserrat project in Murrieta.

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

(a) Exhibits -


    10.1 Letter Dated March 6, 1996, between the Company and Gateway Advisors', Inc. and Robert M. Wallace regarding consulting services

    27    Financial data schedule



                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           CALPROP CORPORATION



         By:   /s/ Mark F. Spiro.
            --------------------
            Mark F. Spiro
            Vice President/Secretary/Treasurer
            (Chief Financial and Accounting Officer)
            May 13, 1996