Form 10-Q
period 1996-06-30
CALPROP CORP
filed 1996-08-14
CIK 16496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  June 30, 1996 or
                                   ---------------

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from         to
                                   ---------  ---------
Commission File Number  1-6844
                      ---------

                              CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)


        California                                               95-4044835
- ------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

5456 McConnell Avenue, Los Angeles, California                     90066
- ----------------------------------------------                  -----------
   (Address of principal executive offices)                      (Zip Code)

 (Registrant's telephone number, including area code)  (310) 306-4314
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

Number of shares outstanding of each of Registrant's classes of common stock, as of July 29, 1996:

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

                              CALPROP CORPORATION
                              -------------------

                                     Part I
                                     ------

                         ITEM I - FINANCIAL INFORMATION
                         ------------------------------

     Set forth is the unaudited quarterly report for the quarters ended June 30, 1996 and 1995, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                              CALPROP CORPORATION
                              -------------------

                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------
                                  (Unaudited)


                                           June 30,     December 31,
                                          ----------    ------------
                                             1996           1995
                                          ----------    ------------
Real estate development                   26,295,776     24,862,199
Investment in land                         5,656,936      5,655,063
                                          ----------     ----------
   Total investment in real estate        31,952,712     30,517,262

Other assets:
  Cash and cash equivalents                1,168,415        758,323
  Prepaid expenses                               --         329,314
  Deferred and other assets                  389,411        288,302
                                          ----------     ----------
   Total other assets                      1,557,826      1,375,939
                                          ----------     ----------
   Total assets                           33,510,538     31,893,201
                                          ==========     ==========


                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                                 BALANCE SHEETS
                                 --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                  (Unaudited)



                                                                           June 30,     December 31,
                                                                             1996          1995
                                                                           ----------   -----------
Trust deeds and notes payable                                               6,856,159     4,682,926
Related party notes                                                         7,869,200     7,575,000
                                                                           ----------    ----------
     Total trust deeds and notes payable                                   14,725,359    12,257,926
Community facilities district special tax bonds                             2,336,544     2,336,544
Accounts payable and accrued liabilities (Note 5)                           3,227,357     1,993,056
Warranty reserves                                                             138,000       301,700
Accrued dividends payable on preferred stock (Note 5)                             --        929,262
Notes payable to former shareholders of convertible
  preferred stock (Note 5)                                                  1,054,158           --
                                                                          -----------    ----------
     Total liabilities                                                     21,481,418    17,818,488

Stockholders' equity:
  Convertible preferred stock, no par value
   Authorized - 6,000,000 shares
   Issued and outstanding - 3,571,368 shares at
    December 31, 1995 (Note 5)                                                    --      4,571,351
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 4,899,030 shares at
      June 30, 1996 and December 31, 1995 (Note 5)                          9,228,265     4,899,030
  Additional paid-in capital                                               25,910,018    25,910,018
  Accumulated deficit                                                     (23,109,163)  (21,305,686)
                                                                          -----------    ----------
     Total stockholders' equity                                            12,029,120    14,074,713
                                                                          -----------    ----------
     Total liabilities and stockholders' equity                            33,510,538    31,893,201
                                                                          ===========    ==========


                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (Unaudited)

                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
                                                                  -------------------                  ---------------
                                                                  1996           1995                 1996            1995
                                                                  ----           ----                 ----            ----
 Development operations:
  Real estate sales                                               2,550,093     4,263,810              4,394,371     7,741,835
  Cost of real estate sales (Note 7)                              2,633,180     3,505,857              4,536,969     6,850,336
                                                                 ----------    ----------            -----------    ----------
(Loss) income from development operations                           (83,087)      757,953               (142,598)      891,499
                                                                 ----------    ----------            -----------    ----------

Other income (Note 4)                                                 1,176        38,099                 11,072     2,239,804
                                                                 ----------    ----------            -----------    ----------

Other expenses:
 General and administrative expenses                                670,629       583,758              1,315,545     1,116,200
 Investment property holding costs                                   78,559       107,494                154,159       107,494
                                                                 ----------    ----------            -----------    ----------
Total other expenses                                                749,188       691,252              1,469,704     1,223,694
                                                                 ----------    ----------            -----------    ----------

(Loss) income before benefit (provision) for income taxes          (831,099)      104,800             (1,601,230)    1,907,609
                                                                 ----------    ----------            -----------    ----------

Benefit (provision) for income taxes (Note 2)                           --            --                    --             --
                                                                 ----------    ----------            -----------    ----------

Net (loss) income                                                $ (831,099)   $  104,800            $(1,601,230)   $1,907,609
                                                                 ==========    ==========            ===========    ==========
Net (loss) income per share (Note 3)

   Primary (after giving effect to preferred stock dividend)     $   (0.15)    $     0.00            $     (0.33)   $     0.35
                                                                 =========     ==========            ===========    ==========

   Fully diluted                                                                                                   $     0.20
                                                                                                                   ==========

                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                             STATEMENTS OF CASH FLOWS
                             ------------------------
                                  (Unaudited)

                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                         --------------------              ------------------
                                                                         1996             1995             1996           1995
                                                                         ----             ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                               $  (831,099)     $   104,800       $(1,601,230)    $ 1,907,609
     Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
       Depreciation and amortization                                       7,376            4,342            13,077           8,469
     Change in assets and liabilities:
       (Increase) decrease in deferred and other assets                  (16,724)           1,845           (40,312)         60,367
       Decrease in investments in land                                        --          (16,867)           (1,873)        (16,867)
       Decrease (increase) in prepaid expenses                           144,274          524,732           329,314         732,421
       Increase (decrease) in accounts payable and accrued
        liabilities                                                      235,756       (1,256,633)          (60,908)     (1,354,916)
       Additions to real estate development in process                (3,288,931)      (6,633,232)       (5,970,546)     (9,671,842)
       Cost of real estate sales                                       2,633,180        3,565,122         4,536,969       6,909,601
                                                                     -----------      -----------       -----------     -----------
           Net cash used in operating activities                      (1,116,168)      (3,705,891)       (2,795,509)     (1,425,158)
CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                                (23,181)             --            (73,875)            --
                                                                    -----------      -----------       -----------     -----------
           Net cash used in investing activities                         (23,181)             --            (73,875)            --

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under construction loans-related parties                 850,000        3,575,000         1,915,000      5,000,000
     Payments under construction loans-related parties                  (864,713)        (160,000)       (1,620,800)    (1,532,084)
     Borrowings under construction loans                               2,291,633        2,538,752         4,172,802      3,881,051
     Payments under construction loans                                  (987,036)      (2,918,905)       (1,999,569)    (5,962,702)
     Payments of preferred stock dividends                                   --               --                --        (136,257)
     Increase in notes payable to former shareholders of convertible
       preferred stock                                                 1,054,158              --          1,054,158            --
     Decrease in convertible preferred stock                          (4,571,351)             --         (4,571,351)           --
     Increase in common stock                                          4,329,235              --          4,329,235            --
     Payments on CFD liability                                               --           (44,888)              --         (44,888)
     Proceeds from issuance of common stock                                  --             1,125               --           1,125
                                                                     -----------      -----------       -----------     -----------
           Net cash provided by financing activities                   2,101,926        2,991,084         3,279,475      1,206,245
                                                                     -----------      -----------       -----------     -----------
     Net increase (decrease) in cash and cash equivalents                962,577         (714,807)          410,091       (218,913)
     Cash and cash equivalents at beginning of periods                   205,838        1,638,728           758,324      1,142,834
                                                                     -----------      -----------       -----------     -----------
     Cash and cash equivalents at end of periods                       1,168,415          923,921         1,168,415        923,921
                                                                     ===========      ===========       ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the periods for -
       Interest (net of amount capitalized)                                2,362            7,184             4,456         17,026

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Accrual of preferred dividend                                        86,496          115,802           202,247        230,394
     Conversion of convertible preferred stock to common stock         4,329,235              --          4,329,235            --

                    The accompanying notes are an integral
                       part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                     PERIODS ENDED MARCH 31, 1996 and 1995
                     -------------------------------------
                                  (Unaudited)


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

     The Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount to the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. As of June 30, 1996 and December 31, 1995, no impairment losses were recognized.

     The results of operations for the six months ended June 30, 1996 may not be indicative of the operating results for the year ending December 31, 1996.


Note 2:   Income taxes
          ------------

     As of June 30, 1996, the Company had net operating carryforwards for federal and state tax purposes of approximately $8,700,000 and $14,850,000, respectively. For federal and state tax purposes the net operating carryforwards expire from 2007 through 2009, and from 1998 through 2007, respectively.

Note 3:      Net income per share
             --------------------

     Net income per share has been computed based upon the weighted average number of shares outstanding.

                                              Three Months Ended                     Six Months Ended
                                                   June 30,                               June 30,
                                              -------------------                   --------------------
                                              1996           1995                   1996             1995
                                              ----           ----                   ----             ----
Weighted average number of common
  shares and common stock equivalents
  adjusted for stock dividends              5,993,266      4,816,520              5,446,151          4,815,088

Net (loss) income                          $ (831,099)    $  104,800            $(1,601,230)        $1,907,609

(Loss) earnings per share:
    Primary (after giving effect to
       preferred stock dividend)           $    (0.15)    $     0.00            $     (0.33)        $     0.35
                                           ==========     ==========            ===========         ==========
    Fully Diluted                                                                                   $     0.20
                                                                                                    ==========

Note 4:  Other Income
         ------------

     Other income for the six months ended June 30, 1995 consists primarily of $2,100,000 received as a result of the settlement of the California Department of Transportation litigation. In addition to the legal settlement, other income for the six months ended June 30, 1995 includes approximately $139,000 in miscellaneous insurance and property tax refunds.


Note 5:  Preferred Stock
         ---------------

      On September 15, 1993 the Company completed an offering of 3,576,301 shares of Convertible Preferred Stock to existing shareholders at $1.28 per share. The sales price of the 3,576,301 shares was $4,577,665, of which $3,017,663 was paid through the conversion of existing indebtedness, and $1,560,002 in cash proceeds. Each share of Convertible Preferred Stock is convertible into 1.28 shares of Common Stock at the option of the shareholder. Each share of Convertible Preferred Stock is entitled to receive dividends of $0.13 per annum, payable in cash. On March 28, 1995, the Company paid preferred stock dividends of $136,257.
      In the second quarter of 1996, the Company announced its intentions to redeem the Convertible Preferred Stock at the redemption price of $1.28 per share, plus accrued dividends of approximately $0.32 per share, for shareholders of record on June 7, 1996. Shareholders who converted their Convertible Preferred Stock had the option of receiving payment for the preferred dividends accrued through June 7, 1996 or receiving a promissory note in the amount of the preferred dividends accrued, which bears interest at the rate of 10.0% per annum. The total number of shares of Common Stock to be issued for Convertible Preferred Stock is 4,329,235 shares. Accrued dividends relating to the converted shares were converted into promissory notes totaling $1,054,158. The cash requirements for redemption of the remaining shares of Convertible Preferred Stock and preferred dividends accrued is $319,467, and is reflected in accounts payable and accrued liabilities. All necessary adjustments have been made as of June 30, 1996 to reflect the conversion.

Note 6:   Subsequent Events
          -----------------

      On July 1, 1996, the Company and the Curci-Turner Company, a related party, formed Mission Gorge, LLC. The Company contributed its basis of $2,315,725 in the Mission Gorge property (San Diego County), net of the $2,000,000 note payable to the Curci-Turner Company, to Mission Gorge, LLC. The Curci-Turner Company received basis of $2,000,000 in Mission Gorge, LLC for forgiveness of the note. Ownership of Mission Gorge, LLC is held equally between the Company and the Curci-Turner Company.

Note 7:   Cost of Real Estate Sales
          -------------------------

      Cost of Real Estate Sales was reduced by approximately $730,000 resulting from the reduction of warranty reserves associated with the settlement in May 1995 of a lawsuit filed against the Company for general damages caused by alleged land subsidence.

Note 8:   Legal Proceedings
          -----------------

      In the second quarter of 1996, the Company paid a cash settlement of $130,000 for the Cityhomes West HOA lawsuit. As of December 31, 1995, the Company had fully reserved for this loss as part of warranty reserves.

Item 2  Management's Discussion and Analysis of Financial Condition and Results
- ------  -----------------------------------------------------------------------
        of Operations
        -------------

        The Company's sales revenue during the second quarters of the last two years decreased from $4,263,810 in 1995 to $2,550,093 in 1996. During the first six months of the last two years, sales revenues decreased from $7,741,835 in 1995 to $4,394,371 in 1996.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        The Company's liquidity changes during the course of the year depending upon the status of the Company's real estate projects. The Company's liquidity decreases as it enters a project cycle and increases as the completed homes are sold at the end of the cycle. In large part, the Company historically funded its operations through the utilization of cash flow from one project to fund the construction and development of another project. The Company is currently in an expansion program that requires additional sources of financing. In order to acquire the additional funds needed, the Company is increasing its external financing through land loans, lot development loans, construction loans and the use of its unsecured credit lines.

        In an effort to increase working capital, the Company is actively seeking joint venture partners and additional financing to fund its operations.

        In March of 1996, Imperial Bank made a $3,465,000 construction loan to the Company for the construction of 24 units in the Montserrat project in Murrieta, California. The note provides for interest at the prime rate plus 1.75% and a loan service charge of 1.5 points. The loan provides for paydowns with each closing, however, all principal and interest is due no later than March 11, 1997. Per the terms of the loan, a six month extension is available should it be required. As of June 30, 1996, the outstanding balance on the loan totaled $1,537,434.

        In March of 1996, the Curci-Turner Company made a $1,000,000 loan commitment to the Company for working capital purposes. The note provides for interest at 15% per annum. The maturity date of the loan is December 15, 1996. As of June 30, 1996, the loans balance was $1,000,000.

        In August of 1995, Imperial Bank made a $4,890,000 construction loan to the Company for the construction of 53 units in the Summertree Park project in Elk Grove, California. The note provides for interest at the prime rate plus 1.5% and a loan service charge of 1.5 points. The loan provides for paydowns with each closing, however, all principal and interest is due no later than November 10, 1996. Per the terms of the loan, a six month extension is available should it be required. As of June 30, 1996, the outstanding balance on the loan totaled $1,185,999.

        In February of 1995, United Savings Bank made a $2,185,000 construction loan to the Company for the construction of 15 units in the Cypress Cove project in Half Moon Bay, California. The note provides for interest at the prime rate plus 2% and a loan service charge of two points. The loan provides for paydowns with each closing, however, all principal and interest is due no later than September 1, 1996. As of June 30, 1996, the outstanding balance on the loan totaled $31,030.

        In the third quarter of 1994, the Company obtained a $2,000,000 loan from the Curci-Turner Company, secured by the Company's Mission Gorge land, located in San Diego, California. The loan provides for interest at 10% per annum and contains a profit sharing provision and a loan service charge of $300,000 payable in monthly installments. As of June 30, 1996, the balance of this loan was $2,000,000. On July 1, 1996, the Company and the Curci-Turner Company formed Mission Gorge, LLC. The Company contributed its basis of $2,315,725 in the Mission Gorge property, net of the $2,000,000 note payable to the Curci-Turner Company, to Mission Gorge, LLC. The Curci-Turner Company received basis of $2,000,000 in Mission Gorge, LLC for forgiveness of the $2,000,000 note on the property. Ownership of Mission Gorge, LLC is held equally between the Company and the Curci-Turner Company.

        In April, 1995, the Company obtained a $4,000,000 loan from the Curci-Turner Company, secured by the Company's Elk Grove land, located in Sacramento County, California. This note bears interest at prime plus 1.5% and contains a profit sharing provision. The note provides for paydowns with each closing, however, all principal and interest is due no later than March 31, 1997. As of June 30, 1996 the balance of this loan was $3,794,201.

        In 1995, the Company obtained a loan from an officer of the Company. The loan provides for interest at prime plus 2%, and matures on December 31, 1996. As of June 30, 1995, the amount owed the officer was $1,000,000.

        In December 1994, the Company obtained a construction loan of $800,000 from Brentwood Bank. These funds are for the construction of the last 3 units in the Company's Pleasant Oaks Estates project, located in Thousand Oaks, California. The loan provides for interest at prime plus 4% and a loan service charge of two points. The loan matures on December 1, 1996. As of June 30, 1996, the balance on this loan was $764,547.

        As of June 30, 1996, the Company had four projects with a combined total of five phases in various stages of development with two of the four projects producing revenues from completed homes: Cypress Cove, and Summertree Park at Elk Grove. The final phase of the Pleasant Oaks Estates project, and the first phase of the other project, Montserrat in Murrieta, are under construction. As of June 30, 1996, the Company has 12 homes in escrow, all of which are incomplete. The Company has an additional 46 unsold homes of which 4 are completed and 42 are under construction. The Company has remaining inventory of 12 model units, 194 improved lots and 548 mapped unimproved lots.

        The Company believes that, based on agreements with its existing institutional lenders and the Curci-Turner Company, it will have sufficient liquidity to finance its construction projects in 1996 through funds generated from operations and funds available under its existing loan commitments. In addition, the Company believes that if necessary, additional funds could be obtained by using its unencumbered real estate developments as collateral for additional loans.

RESULTS OF OPERATIONS
- ---------------------

        Net income/loss decreased from income of $104,800 in the second quarter of 1995 to a loss of $831,099 in the second quarter of 1996. It should be noted that the net income in the second quarter of 1995 was a result of the Company reversing approximately $730,000 in warranty reserves as a reduction of cost of sales resulting from the settlement of a lawsuit. Net income/loss for the first six months decreased from an income of $1,907,609 in 1995 to a loss of $1,601,230 in 1996. This decrease in income for the respective six month periods is primarily due to the nonrecurring net cash settlement of approximately $2,100,000 of the California Department of Transportation litigation in the first quarter of 1995, and the reduction of cost of sales by approximately $730,000 from excess warranty reserves in the second quarter of 1995.

        Gross profit/loss decreased from a profit of $757,953 for the second quarter of 1995 to a loss of $83,087 for the second quarter of 1996. For the six month period ended June 30, gross profit/loss decreased from profit of $891,499 in 1995 to a loss of $142,598 in 1996. The decrease in gross profit in both periods is primarily a result of the recognition of the $730,000 in excess warranty reserves. In addition, gross profit decreased due to a decrease in sales, and an increase in marketing costs as the Company held the grand opening of its Montserrat project in Murrieta.

        During the second quarters of the last two years, gross revenues decreased from $4,263,810 in 1995 to $2,550,093 in 1996. During the first six months of the year, gross revenues decreased from $7,741,835 in 1995 to $4,394,371 in 1996. In the second quarter of 1995 the Company sold 20 homes with an average sales price of $213,191, and in the second quarter of 1996 the Company sold 12 homes with an average sales price of $212,508. In the first six months of 1995 and 1996, the Company sold 39 and 22 homes, respectively, with an average sales price in the first six months of 1995 of $198,508, compared to an average sales price in the first six months of 1996 of $199,744. The decrease in the number of sales and gross revenue between the first six months of 1995 and 1996, is primarily due to a change in the stages of development of the Company's projects in which the Company completely sold out the Summertree Park project in Windsor during 1995, which accounted for 30 of the sales for the first six months of 1995, and is in the process building its first phase of homes in the Summertree Park project in Elk Grove and the Montserrat project in Murrieta.

        In the first six months of 1995 and 1996 the Company's general and administrative expenses increased from $1,116,200 to $1,315,545. The increase is primarily due to increased professional fees of $92,000, related to the filing of an IRS refund claim and litigation, and increased salary expense of $125,000 due to raises in December 1995.

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


                                    CALPROP CORPORATION


                                    By: /s/ Mark F. Spiro
                                        --------------------------
                                        Mark F. Spiro
                                        Vice President/Secretary/Treasurer
                                        (Chief Financial and Accounting Officer)
                                        August 12, 1996