Form 10-Q
period 1996-09-30
CALPROP CORP
filed 1996-11-14
CIK 16496

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  September 30, 1996 or
                                     ------------------

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________________ to __________________

     Commission File Number  1-6844
                             ------

                              CALPROP CORPORATION
            (Exact name of registrant as specified in its charter)

           California                                           95-4044835
--------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

5456 McConnell Avenue, Los Angeles, California                     90066
----------------------------------------------                     -----
 (Address of principal executive offices)                       (Zip Code)

 (Registrant's telephone number, including area code)  (310) 306-4314
                                                     ------------------

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---   ---

Number of shares outstanding of each of Registrant's classes of common stock, as of October 17, 1996:

                                                      Number of Shares
Title of Each Class                                   Outstanding
-------------------                                   ----------------
Common Stock, no par value                             9,224,585

                              CALPROP CORPORATION
                              -------------------

                                    Part I
                                    ------

                        ITEM I - FINANCIAL INFORMATION
                        ------------------------------


     Set forth is the unaudited quarterly report for the quarters ended September 30, 1996 and 1995, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                              CALPROP CORPORATION
                              -------------------

                                BALANCE SHEETS
                                --------------

                                    ASSETS
                                    ------
                                  (Unaudited)

                                          September 30,   December 31,
                                                   1996           1995
                                          -------------   ------------
Real estate development                      22,447,718     24,862,199
Investment in land                            4,033,318      5,655,063
                                             ----------     ----------
     Total investment in real estate         26,481,036     30,517,262

Other assets:
  Cash and cash equivalents                   1,354,111        758,323
  Prepaid expenses                               80,984        329,314
  Deferred and other assets                     391,069        288,302
                                             ----------     ----------
     Total other assets                       1,826,164      1,375,939
                                             ----------     ----------

     Total assets                            28,307,200     31,893,201
                                             ==========     ==========

                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                                BALANCE SHEETS
                                --------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                  (Unaudited)

                                                           September 30,   December 31,
                                                                   1996           1995
                                                            ------------   ------------
Trust deeds and notes payable                                  8,310,917      4,682,926
Related party notes (Note 5)                                   8,116,146      7,575,000
                                                               ---------      ---------
     Total trust deeds and notes payable                      16,427,063     12,257,926
Community facilities district special tax bonds                2,336,544      2,336,544
Accounts payable and accrued liabilities                       2,417,349      1,993,056
Warranty reserves                                                 99,000        301,700
Accrued dividends payable on preferred stock (Note 5)                 --        929,262
                                                             -----------    -----------
     Total liabilities                                        21,279,956     17,818,488

Stockholders' equity:
  Convertible preferred stock, no par value
    Authorized - 6,000,000 shares
    Issued and outstanding - 3,571,368 shares at
      December 31, 1995 (Note 5)                                      --      4,571,351
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 9,228,265 shares at
      September 30, 1996 and 4,899,030 at
      December 31, 1995 (Note 5)                               9,228,265      4,899,030
  Additional paid-in capital                                  25,910,018     25,910,018
  Accumulated deficit                                        (28,111,039)   (21,305,686)
                                                             -----------    -----------
     Total stockholders' equity                                7,027,244     14,074,713
                                                             -----------    -----------

     Total liabilities and stockholders' equity               28,307,200     31,893,201
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

                              CALPROP CORPORATION
                              -------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (Unaudited)

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                  -----------------------     -----------------------
                                                                     1996          1995          1996          1995
                                                                  -----------------------     -----------------------
Development operations:
  Real estate sales                                                2,626,505     5,058,756     7,020,876    12,800,591
  Cost of real estate sales (Note 7)                               2,711,160     5,051,056     7,248,129    11,901,392
                                                                 -----------    ----------   -----------   -----------
                                                                     (84,655)        7,700      (227,253)      899,199
  Recognition of Impairment of real estate under
    development and land held for investment (Note 1)             (4,326,848)           --    (4,326,848)           --
                                                                 -----------    ----------   -----------   -----------
(Loss) income from development operations                         (4,411,503)        7,700    (4,554,101)      899,199

Other income (Note 4)                                                 29,334       129,541        40,406     2,369,345
                                                                 -----------    ----------   -----------   -----------
Other expenses:
  General and administrative expenses                                544,107       557,780     1,859,652     1,673,980
  Investment property holding costs                                   75,600        48,899       229,759       156,393
                                                                 -----------    ----------   -----------   -----------
Total other expenses                                                 619,707       606,679     2,089,411     1,830,373
                                                                 -----------    ----------   -----------   -----------

(Loss) income before benefit (provision) for income taxes         (5,001,876)     (469,438)   (6,603,106)    1,438,171
                                                                 -----------    ----------   -----------   -----------

Benefit (provision) for income taxes (Note 2)                             --            --            --            --
                                                                 -----------    ----------   -----------   -----------

Net (loss) income                                                $(5,001,876)   $ (469,438)  $(6,603,106)  $ 1,438,171
                                                                 ===========    ==========   ===========   ===========
Net (loss) income per share (Note 3)

   Primary (after giving effect to preferred stock dividend)     $     (0.54)   $    (0.12)  $     (1.01)  $      0.22
                                                                 ===========    ==========   ===========   ===========

   Fully diluted                                                                                           $      0.15
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

                              CALPROP CORPORATION
                              -------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (Unaudited)

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                       --------------------          --------------------
                                                                       1996          1995             1996           1995
                                                                      ------        -------          ------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                    $(5,001,876)  $  (469,438)      (6,603,106)     1,438,171
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization                                            7,875         2,906           20,952         11,375
   Recognition of impairment of real estate under development
    and land held for investment                                        4,326,848            --        4,326,848             --
 Change in assets and liabilities:
   (Increase) decrease in deferred and other assets                        (9,532)      (55,008)         (49,844)         5,359
   Decrease in investments in land                                         (2,580)           --           (4,453)       (16,867)
   (Increase) decrease in prepaid expenses                                (80,985)     (657,919)         248,329         74,502
   (Decrease) increase in accounts payable and accrued liabilities       (529,541)      104,701         (832,585)    (1,250,214)
   Additions to real estate development in process                     (3,563,752)   (3,650,918)      (9,534,298)   (13,322,760)
   Cost of real estate sales                                            2,711,160     4,991,791        7,248,129     11,901,392
                                                                      -----------   -----------      -----------   ------------
    Net cash (used in) provided by operating activities                (2,142,383)      266,115       (5,180,008)    (1,159,042)

CASH FLOWS FROM INVESTING ACTIVITIES -
 Capital expenditures                                                          --            --          (73,875)            --
                                                                      -----------   -----------      -----------   ------------
    Net cash used in investing activities                                      --            --          (73,875)            --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under loans from related parties                            2,270,029     1,060,000        5,239,187      6,060,000
 Payments under loans from related parties                             (1,077,241)   (1,210,000)      (2,698,041)    (2,742,084)
 Borrowings under loans from third parties                              2,638,846     2,531,677        6,811,648      6,412,728
 Payments under loans from third parties                               (1,184,088)   (2,736,446)      (3,183,657)    (8,699,148)
 Payments of preferred stock dividends                                    (77,351)           --          (77,351)       (136,258)
 Redemption of convertible preferred stock                               (242,116)            --        (242,116)
 Payments on CFD liability                                                     --            --               --        (44,888)
 Proceeds from issuance of common stock                                        --            --               --          1,125
                                                                      -----------   -----------      -----------   ------------
    Net cash provided by (used in) financing activities                 2,328,079      (354,769)       5,849,670        851,475
                                                                      -----------   -----------      -----------   ------------
 Net increase (decrease) in cash and cash equivalents                     185,696       (88,654)         595,787       (307,567)
 Cash and cash equivalents at beginning of periods                      1,168,415       923,921          758,324      1,142,834
                                                                      -----------   -----------      -----------   ------------
 Cash and cash equivalents at end of periods                            1,354,111       835,267        1,354,111        835,267
                                                                      ===========   ===========      ===========   ============



                           (continued on next page)

                              CALPROP CORPORATION
                              -------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------
                                  (Continued)

DISCLOSURES OF CASH FLOW INFORMATION SUPPLEMENTAL
  Cash paid during the period for:
   Interest (net of amount capitalized)                              1,546       6,545             6,002        23,571

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrual of preferred dividend                                         --          --           202,247       230,394
  Conversion of convertible preferred stock to common stock             --          --         4,329,235            --
  Exchange of loan payable for fifty percent ownership
   of certain real estate                                        2,000,000          --         2,000,000            --

                    The accompanying notes are an integral
                      part of these financial statements

                              CALPROP CORPORATION
                              -------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                   PERIODS ENDED SEPTEMBER 30, 1996 and 1995
                   -----------------------------------------
                                  (Unaudited)


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

     The Company regularly reviews the carrying value of its real estate developments for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. During the third quarter of 1996, the Company recorded an impairment loss associated with the Victorville property, which was included as land held for investment, of $1,626,198. In addition, the Company recorded an impairment loss on its Pleasant Oaks Estates project and the Summertree Park, Elk Grove project of $925,545 and $1,775,105, respectively.

     The results of operations for the nine months ended September 30, 1996 may not be indicative of the operating results for the year ending December 31, 1996.

Note 2:   Income taxes
          ------------

     As of September 30, 1996, the Company had net operating carryforwards for federal and state tax purposes of approximately $9,400,000 and $15,200,000, respectively. For federal and state tax purposes the net operating carryforwards expire from 2007 through 2009, and from 1998 through 2007, respectively.

Note 3:   Net income per share
          --------------------

     Net income per share has been computed based upon the weighted average number of shares outstanding.

                                                      Three Months Ended          Nine Months Ended
                                                        September 30,               September 30,
                                                      -------------------         -------------------
                                                      1996          1995           1996         1995
                                                      ------       ------         ------       ------
Weighted average number of common
  shares and common stock equivalents
  adjusted for stock dividends                        9,228,265      4,819,630        6,716,053    4,905,238

Net (loss) income                                   $(5,001,876)    $ (469,438)     $(6,603,106)  $1,438,171

(Loss) earnings per share:
  Primary (after giving effect to
    preferred stock dividend)                       $     (0.54)    $    (0.12)     $     (1.01)  $     0.22
                                                    ===========     ==========      ===========   ==========
  Fully Diluted                                                                                   $     0.15
                                                                                                  ==========

Note 4:   Other Income
          ------------

          Other income for the nine months ended September 30, 1995 consists primarily of $2,100,000 received as a result of the settlement of the California Department of Transportation litigation. In addition to the legal settlement, other income for the nine months ended September 30, 1995 includes approximately $170,000 in miscellaneous insurance and property tax refunds.

Note 5:   Preferred Stock
          ---------------

          On September 15, 1993 the Company completed an offering of 3,576,301 shares of Convertible Preferred Stock to existing shareholders at $1.28 per share. The sales price of the 3,576,301 shares was $4,577,665, of which $3,017,663 was paid through the conversion of existing indebtedness, and $1,560,002 in cash proceeds. Each share of Convertible Preferred Stock is convertible into 1.28 shares of Common Stock at the option of the shareholder. Each share of Convertible Preferred Stock is entitled to receive dividends of $0.13 per annum, payable in cash. On March 28, 1995, the Company paid preferred stock dividends of $136,257.
          In the third quarter of 1996, the Company paid $319,467 to redeem the Convertible Preferred Stock at the redemption price of $1.28 per share, plus accrued dividends of approximately $0.32 per share, for shareholders of record on June 7, 1996. The remaining shareholders converted their Convertible Preferred Stock and received a promissory note in the amount of the preferred dividends accrued of $1,054,187, bearing interest at the rate of 10.0% per annum, payable quarterly. The total number of shares of Common Stock issued for Convertible Preferred Stock was 4,329,235 shares.

Note 6:   Real Estate Under Development
          -----------------------------

          On July 1, 1996, the Company and the Curci-Turner Company, a related party, formed Mission Gorge, LLC. The Company contributed its Mission Gorge property (San Diego County)(with a basis of $2,315,725, net of the $2,000,000 note payable to the Curci-Turner Company) to Mission Gorge, LLC. The Curci-Turner Company received basis of $2,000,000 in Mission Gorge, LLC for forgiveness of the note. Ownership of Mission Gorge, LLC is held equally between the Company and the Curci-Turner Company.

Note 7:   Cost of Real Estate Sales
          -------------------------

          Cost of Real Estate Sales was reduced by approximately $730,000 resulting from the reduction of warranty reserves associated with the settlement in May 1995 of a lawsuit filed against the Company for general damages caused by alleged land subsidence.

Note 8:   Legal Proceedinqs
          -----------------

          In the second quarter of 1996, the Company paid a cash settlement of $130,000 for the Cityhomes West HOA lawsuit. As of December 31, 1995, the Company had fully reserved for this loss as part of warranty reserves.

Item 2    Management's Discussion and Analvsis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

          The Company's sales revenue during the third quarters of the last two years decreased from $5,058,756 in 1995 to $2,626,505 in 1996. During the first nine months of the last two years, sales revenues decreased from $12,800,591 in 1995 to $7,020,876 in 1996.

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

          In September of 1996, the Curci-Turner Company made a $350,000 loan commitment for land acquisition. The note provides for interest at 12% per annum. The maturity date of the loan is December 31, 1998. As of September 30, 1996, the loan's balance was $350,000

          In September of 1996, the Curci-Turner Company made a $2,100,000 loan to the Company for equity and the construction of 20 units in the Cypress Cove project. The note provides for interest at 12% per annum and contains a profit sharing provision. The note provides for paydowns with each closing with all remaining principal and interest, if any, due September 30, 1998. As of September 30, 1996, the outstanding balance on the loan totaled $800,000.

          In July of 1996, United Savings Bank made a $2,700,000 construction loan to the Company for the construction of 16 units in the in the Cypress Cove project. The note provides for interest at the prime rate plus 1.75% and a loan service charge of 1.5 points. The note provides for paydowns with each closing with all remaining principal and interest, if any, due July 8, 1997. Per the terms of the loan, a six month extension is available should it be required. As of September 30, 1996, the outstanding balance on the loan totaled $1,036,339.

          In March of 1996, Imperial Bank made a $3,465,000 construction loan to the Company for the construction of 24 units in the Montserrat project in Murrieta, California. The note provides for interest at the prime rate plus 1.75% and a loan service charge of 1.5 points. The note provides for paydowns with each closing with all remaining principal and interest, if any, due March 11, 1997. Per the terms of the loan, a nine month extension is available should it be required. As of September 30, 1996, the outstanding balance on the loan totaled $2,396,899.

          In March of 1996, the Curci-Turner Company made a $1,000,000 loan commitment to the Company for working capital purposes. The note provides for interest at 15% per annum. The maturity date of the loan is December 15, 1996. As of September 30, 1996, the loans balance was $1,000,000. The Company intends to use working capital to retire this debt on the due date.

          In August of 1995, Imperial Bank made a $4,890,000 construction loan to the Company for the construction of 53 units in the Summertree Park project in Elk Grove, California. The note provides for interest at the prime rate plus 1.5% and a loan service charge of 1.5 points. The note provides for paydowns with each closing with all remaining principal and interest, if any, due February 28, 1996. Per the terms of the loan, a nine month extension is available should it be required. As of September 30, 1996, the outstanding balance on the loan totaled $760,290.

          In April, 1995, the Company obtained a $4,000,000 loan from the Curci-Turner Company, secured by the Company's Elk Grove land, located in Sacramento County, California. This note bears interest at prime plus 1.5% and contains a profit sharing provision. The note provides for paydowns with each closing with all remaining principal and interest, if any, due March 31, 1997. As of September 30, 1996 the balance of this loan was $3,696,960. The Company intends to request a one year extension of the loan and is confident that the extension will be granted.

          In 1995, the Company obtained a loan from an officer of the Company. The loan provides for interest at prime plus 2%, and matures on December 31, 1996. As of September 30, 1996, the amount owed the officer was $1,140,000. The Company intends to request a one year extension of the loan and is confident that the extension will be granted.

          In December 1994, the Company obtained a construction loan of $800,000 from Brentwood Bank. These funds are for the construction of the last 3 units in the Company's Pleasant Oaks Estates project, located in Thousand Oaks, California. The loan provides for interest at prime plus 4% and a loan service charge of two points. The loan matures on December 1, 1996. As of September 30, 1996, the balance on this loan was $796,764. The Company has requested a sixth month extension of the loan and is confident that the extension will be granted.

          As of September 30, 1996, the Company had four projects with a combined total of five phases in various stages of development with three of the four projects producing revenues from completed homes: Cypress Cove, Summertree Park at Elk Grove, and Montserrat at Murrieta. The final phase of the Pleasant Oaks Estates project is under construction. As of September 30, 1996, the Company has 32 homes in escrow, of which 31 are incomplete and 1 is completed. The Company has an additional 42 unsold homes of which 9 are completed and 33 are under construction. The Company has remaining inventory of 12 model units, 156 improved lots and 548 mapped unimproved lots.

          The Company believes that, based on agreements with its existing institutional lenders and the Curci-Turner Company, it will have sufficient liquidity to finance its construction projects and repay its existing debt as it matures through the end of 1997 through funds generated from operations and funds available under its existing loan commitments. In addition, the Company believes that if necessary, additional funds could be obtained by using its unencumbered real estate developments as collateral for additional loans.

Results of operations
---------------------

          Net loss increased from $469,438 in the third quarter of 1995 to $5,001,876 in the third quarter of 1996. Net loss in the third quarter of 1996 includes a $4,326,848 impairment loss on real estate under development and land held for investment. Net income/loss for the first nine months decreased from an income of $1,438,171 in 1995 to a loss of $6,603,106 in 1996. This decrease in income for the respective nine month periods is primarily due to the write down of real estate and land held for investment of $4,326,848 in the third quarter of 1996, the nonrecurring net cash settlement of approximately $2,100,000 of the California Department of Transportation litigation in the first quarter of 1995, and the reduction of cost of sales by approximately $730,000 from excess warranty reserves in the third quarter of 1995.

          The impairment loss on real estate under development and land held for investment consists of write downs of $925,545 for the Pleasant Oaks Estates project, $1,775,105 for the Summertree Park, Elk Grove project, and $1,626,198 for the Victorville project. The impairment loss for the Pleasant Oaks Estate project was a result of two factors. First, due to changing municipal requirements, the construction period was extended. This increase in construction time lead to the erosion of the Product's niche as a result of the introduction of competitive products. These changes in requirements lead to an increase in costs while the competitive products lead to a reduction in sales price. The Impairment loss for the Summertree Park, Elk Grove project is due to a slow down in the Sacramento economy as a result of a shrinkage in the employment base. As a result, sales of homes have been negatively impacted.
The resulting reduction in absorption has led to a change in product in order to respond to this changing market. The impairment loss is the result of this need change in product. The impairment loss for the Victorville project is a result of land devaluation.

          Gross profit/loss decreased from a profit of $7,700 for the third quarter of 1995 to a loss of $84,655 for the third quarter of 1996. For the nine month period ended September 30, gross profit/loss decreased from profit of $899,199 in 1995 to a loss of $227,253 in 1996. The decrease in gross profit for the nine month period is primarily a result of the recognition of the $730,000 in excess warranty reserves. In addition, gross profit decreased due to a decrease in sales, and an increase in marketing costs as the Company held grand openings of its Montserrat project in Murrieta and its Summertree Park, Elk Grove project in Sacramento.

          During the third quarters of the last two years, gross revenues decreased from $5,058,756 in 1995 to $2,626,505 in 1996. During the first nine months of the year, gross revenues decreased from $12,800,591 in 1995 to $7,020,876 in 1996. In the third quarter of 1995 the Company sold 22 homes with an average sales price of $229,943, and in the third quarter of 1996 the Company sold 14 homes with an average sales price of $187,608. In the first nine months of 1995 and 1996, the Company sold 61 and 36 homes, respectively, with an average sales price in the first nine months of 1995 of $209,846, compared to an average sales price in the first nine months of 1996 of $195,024. The decrease in the number of sales and gross revenue between the first nine months of 1995 and 1996, is primarily due to a change in the stages of development of the Company's projects in which the Company completely sold out the Summertree Park project in Windsor during 1995, which accounted for 46 of the sales for the first nine months of 1995, and is in the process building its first phase of homes in the Summertree Park project in Elk Grove and the Montserrat project in Murrieta.

          In the first nine months of 1995 and 1996 the Company's general and administrative expenses increased from $1,673,980 to $1,859,652, respectively. The increase is primarily due to increased professional fees of $92,000, related to the filing of an IRS refund claim and litigation, and increased salary expense of $125,000 due to raises in December 1995.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  Exhibits-

     27        Financial data schedule

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          CALPROP CORPORATION





          By: /s/ Mark F. Spiro
              --------------------------------------
               Mark F. Spiro
               Vice President/Secretary/Treasurer
               (Chief Financial and Accounting Officer)
               November 12, 1996