Form 10-K405
period 1996-12-31
CALPROP CORP
filed 1997-03-31
CIK 16496

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     COMMISSION FILE NUMBER 1-6844

                              CALPROP CORPORATION

                  CALIFORNIA                                95-4044835
 (STATE OR OTHER JURISDICTION OF INCORPORATION            (I.R.S. EMPLOYER
               OR ORGANIZATION)                           IDENTIFICATION NO.)
           13160 MINDANAO WAY, #180
          MARINA DEL REY, CALIFORNIA                            90292
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                  (ZIP CODE)
               OR ORGANIZATION)

Registrant's telephone number, including area code: (310) 306-4314

Securities Registered Pursuant to Section 12(b) of the Act:
                                     None

Securities Registered Pursuant to Section 12(g) of the Act:

              TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                  -----------------------------------------
          Common Stock, no par value                          NASD Bulletin Board

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                         $2,594,415 at March 12, 1997

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                9,224,585 Shares Outstanding at March 12, 1997

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the registrant's definitive Proxy Statement for 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

 General

  Calprop Corporation ("Calprop") designs, constructs and sells single-family detached and attached homes and townhomes as part of condominiums or planned unit developments in California. The Company selects and acquires the site, secures construction financing and constructs and sells homes. The Company also sells improved lots in California. The Company selects projects of varying types in several local markets in an effort to reduce the risks inherent in the residential housing industry. To enable the Company to adapt to the changing market conditions and to control its overhead expenses, the Company performs its construction activities through independent subcontractors under the direction of on-site construction supervisors employed by the Company rather than employing a permanent construction work force. The Company does not generally finance the purchase of its homes, but has done so in the past to facilitate sales and may do so in the future to the extent it is feasible, if market conditions require such financing. In addition to the continuing emphasis on single-family construction, the Company also develops raw land through the planning, zoning, and entitlement process.

  During 1996, the Company was primarily engaged in the development and marketing of 89 single-family detached homes and 53 townhomes. The Company as of December 31, 1996 has standing inventory (completed homes not sold) of seven detached houses that should be sold in 1997. Additionally, the Company has eleven model homes used in selling the various types of housing developed. Also, during 1997, the Company should complete the construction in process at December 31, 1996 of 27 townhouses and 42 single-family detached homes. Escrow has been opened on eleven of the townhomes and nineteen of the detached houses.

  As of December 31, 1996 the Company had six residential housing projects in various stages of development, consisting of 353 units under current development and approximately 548 units held for future development, ranging from less expensive homes for first-time buyers to more expensive near custom homes.

 Residential Housing Industry

  The California residential housing industry includes several hundred developers and home builders of various sizes and capabilities. The development process starts with the acquisition of a raw parcel of land. The developer prepares preliminary plans, environmental reports and obtains all necessary governmental approvals, including zoning and conditional use permits before subdividing the land into final tract maps and approved development plans. The subdivided parcel is then graded and the infrastructure of roads, sewers, storm drains, and public utilities are added to develop finished lots. Building permits are obtained and housing is constructed, and then sold or rented. California residential housing is constructed in a variety of types, including single-family detached homes (ranging from the less expensive "first-time buyer" homes to the medium priced "trade-up" homes to the more expensive "custom" homes), patio-homes (adjacent homes with party walls), condominiums (owner-occupied multifamily housing), and multifamily rental housing (apartments, retirement homes and other types of nonowner occupied multifamily housing). Any of these types can be built as part of a planned unit development with common areas such as green belts, swimming pools and other recreational facilities for common use by occupants.

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

  Projects in which product is currently in the marketing stage are Summertree Park, Pleasant Oaks Estates, Montserrat and Cypress Cove. All such projects are being marketed through realtors who have no other affiliation with the Company.

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

  Schedule II to the financial statements sets forth the Company's warranty reserves which the Company believes are adequate. Normal warranty costs are accrued at the close of escrow and held on a project until two years after the project is completed and all completion bonds posted with governmental agencies are released. In the past 3 years, the Company has not completely closed out any projects.

 Financing

  Generally, the Company acquires a project site for a purchase price paid with cash or a combination of cash and short-term acquisition financing secured by the project site. The amount and terms of financing vary from project to project.

  After final working drawings from architects are prepared, the Company obtains a construction loan, secured by the portion of the project site to which the loan relates. The Company's construction loans are used to finance projected construction costs. In order to obtain the construction loan, the Company must repay all acquisition financing or obtain a reconveyance of that portion of the project site which is used to secure the construction loan. The construction loan is due and payable shortly after completion of the construction being financed. The Company repays construction financing from the proceeds of project unit sales. The construction financing provides for release of individual lots for sale during the term of the financing upon partial repayment of principal in a specified amount per lot. All cash sales proceeds in excess of the specified release amount are retained by the Company. If the Company experienced a delay in unit sales following construction and was unable to extend the term of its construction financing, the Company would be required to repay the construction financing or obtain other financing in order to hold the unsold units until market conditions improved. Although the Company does not arrange third-party financing for its customers, it has provided secured purchase money financing from time to time to the extent required by market conditions. In addition, the Company in the future may also subsidize home purchasers, as an alternative to providing direct financing, by "buying down" the interest rate on loans from lending institutions, the extent and amount of which would depend upon prevailing market conditions and interest rate levels at the time.

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

 Employees

  The Company has approximately 21 full-time employees, including four executive officers, nine persons in its finance, marketing and operations departments, and eight field superintendents and general laborers. The Company also employs temporary and part-time laborers from time to time as necessary. None of the Company's employees is currently represented by a collective bargaining unit. The Company compensates its employees with salaries and fringe benefits that it believes are competitive with the building industry and the local economy. The Company believes that relations with its employees generally are excellent.

 Licensing

  The Company is licensed by the State of California as a general building contractor, and this license is essential to its operations. This license must be renewed every two years. The Company's current license expires in June 1998 and the Company expects to renew its license on or before expiration.

ITEM 2. PROPERTIES

 Current projects

  The table below sets forth certain information relating to the Company's current projects as of December 31, 1996 and certain information relating to the Company's development operations during the previous twelve months. In addition, the Company owns 517 entitled lots in Victorville, California and 31 entitled lots in unincorporated territory of Riverside County, California.

                            UNITS      UNITS       UNITS     UNITS SOLD  REMAINING
                            SOLD       UNDER     COMPLETED   SUBJECT TO  UNITS TO
                          12 MONTHS CONSTRUCTION AND UNSOLD CONSTRUCTION CONSTRUCT
                            ENDED      AS OF       AS OF       AS OF       AS OF
PROJECT                   12/31/96    12/31/96    12/31/96    12/31/96   12/31/96
-------                   --------- ------------ ---------- ------------ ---------
1. Montana Del Lago.....      --         --          --          --          41
2. Elysian 2............      --         --          --          --         100
3. Summertree Park-Elk
 Grove..................      21         19           4           1          73
4. Cypress Cove.........      26         27          --          11          --
5. Pleasant Oaks
 Estates................       2          2          --           2          --
6. Montserrat...........      17         21           3          19          52
7. Mission Gorge........      --         --          --          --          --
                             ---        ---         ---         ---         ---
                              66         69           7          33         266
                             ===        ===         ===         ===         ===
Total inventory units as
 of 12/31/96 (including
 11 model units)........                                                    353
                                                                            ===

1. MONTANA DEL LAGO (RANCHO SANTA MARGUERITA, ORANGE COUNTY, CALIFORNIA)

  The Montana Del Lago project consists of 41 units of single-family detached housing. The project consists of two models ranging from 1,281 to 1,412 square feet with base sales prices before lot premiums or sales incentives of $148,900 to $160,900. Construction of the project's first phase of 21 units and two models is anticipated to begin in the second quarter of 1997.

  The project is located about 50 miles southeast of Los Angeles along Interstate 5 near Newport Beach.

  The Company's construction loan from United Savings Bank is expected to permit borrowing by the Company of up to an aggregate amount of $5,100,000 on this project and to bear interest at 1.5% in excess of the bank's reference rate.

  In 1996, the Company formed DMM Development Co., LLC, a California limited liability company, ("DMM") with RGC Courthomes, Inc., a California corporation, ("RGC"). In October, 1996, the 41 lots were acquired by DMM. The net proceeds, as defined in the DMM operating agreement, are to be distributed between the members as follows, 33.3% to RGC and 66.7% to the Company.

  The Company has an acquisition loan with the Curci-Turner Company on the entire 41 lots of the project. The loan permits borrowing by the Company of $650,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 33% of "net proceeds" as defined in the agreement. As of December 31, 1996, $650,000 of the principal of this loan was outstanding.

2. ELYSIAN 2 (DEL MAR HEIGHTS, SAN DIEGO COUNTY, CALIFORNIA)

  The Elysian 2 project consists of 100 units of single-family detached housing. The project consists of three models ranging from 1,212 to 1,567 square feet with base sales prices before lot premiums or sales incentives of $192,900 to $236,900. Construction of the project's first phase of 21 units and two models is anticipated to begin in the second quarter of 1997.

  The project is located about 20 miles north of San Diego along Interstate 5.

  The Company's construction loan from Imperial Bank is expected to permit borrowing by the Company of up to an aggregate amount of $15,000,000 on this project and to bear interest at 1.5% in excess of the bank's reference rate.

  In 1996, the Company formed DMM Development Co., LLC, a California limited liability company, ("DMM") with RGC. In December, 1996, the 100 lots were acquired by DMM. The net proceeds, as defined in the DMM operating agreement, are to be distributed between the members as follows, 33.3% to RGC and 66.7% to the Company.

  The Company has an acquisition loan with the Curci-Turner Company on the entire 100 lots of the project. The loan permits borrowing by the Company of $3,050,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 33.3% of "net proceeds" as defined in the agreement. As of December 31, 1996, $3,050,000 of the principal of this loan was outstanding

3. SUMMERTREE PARK (ELK GROVE, SACRAMENTO COUNTY, CALIFORNIA)

  The Summertree Park project consists of 120 units of single-family detached housing. The first phase of 22 units and four models was released for construction in July of 1995. The Company closed escrow on 21 of these units during 1996. The first phase product has been discontinued and presently two units remain unsold. The project presently consists of three models ranging from 1,509 to 2,183 square feet with base sales prices, before lot premiums or sales incentives, of $129,900 to $157,900. Construction of 18 units and three models began in October 1996. As of December 31, 1996, the Company had not released any units of the second phase product for sale.

  The project is located about 20 miles south of Sacramento along Highway 99.

  The Company's construction loans on the first and second phases of construction were secured with Imperial Bank. The loans permit borrowing by the Company of $4,890,000 and $2,092,967 on this project and bear interest at the bank's reference rate plus 1.5%. As of December 31, 1996, the outstanding principal of these loans were $255,659 and $393,705, respectively, and the Company had available $58,561and $1,699,262, respectively. The Company believes these funds are adequate to complete the construction of the first and second phases of construction.

  The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 120 lots of the project. The loan permits borrowing by the Company of $4,000,000 on this project and bears interest at 10%. The loan contains a profit sharing provision in the amount of 40% of "net proceeds" as defined in the agreement. As of December 31, 1996, $3,607,681 of the principal of this loan was outstanding.

4. CYPRESS COVE (HALF MOON BAY, SAN MATEO COUNTY, CALIFORNIA)

  The Cypress Cove project consists of 128 units of townhomes. The project consists of 4 plans ranging from 1,282 to 1,659 square feet with base sales prices, before lot premiums or sales incentives, of $239,900 to $294,900. The Company released the project's first 22 units and four models for construction in 1991, sixteen homes in 1992, thirteen homes in 1993, 37 homes in 1994 and the remaining 36 homes in 1996. The Company closed escrow on two homes in 1991, 21 homes in 1992, sixteen homes in 1993, seventeen homes in 1994, fifteen homes in 1995 and 26 homes in 1996. The Company had no unsold completed inventory as of December 31, 1996.

  The project is located about 30 miles South of San Francisco along Highway 1, 10 miles from San Mateo.

  The Company's construction loan on sixteen units was secured with United Savings Bank. The loan permits borrowing by the Company of $2,700,000 on this project and bears interest at the bank's reference rate plus 1.75%. As of December 31, 1996, $556,441 of the principal of this loan was outstanding and the Company has available $806,691. The Company believes these funds are adequate to complete the construction of the sixteen units of construction.

  The Company has an acquisition/construction loan with the Curci-Turner Company on 20 lots of the project. The loan permits borrowing by the Company of $2,100,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1996, $1,579,182 of the principal of this loan was outstanding and the Company has available $520,818. The Company believes these funds are adequate to complete the construction of the 20 units of construction.

5. PLEASANT OAKS ESTATES (THOUSAND OAKS, VENTURA COUNTY, CALIFORNIA)

  The Pleasant Oaks Estates project consists of fourteen units of single-family detached housing. The project consists of product ranging from 2,800 to 3,300 square feet with base sales prices before lot premiums or sales incentives of $375,000 to $495,000. The Company released nine units and one model for construction in 1994 and the final four units in 1995. The Company closed escrow on ten homes in 1995 and two in 1996. The Company had no unsold completed inventory as of December 31, 1996.

  The project is located about 30 miles northwest of Los Angeles along Highway 101.

  The Company's construction loan on one unit was secured with CenFed Bank. The loan permits borrowing by the Company of $260,000 on this project and bears interest at the bank's reference rate plus 2.0%. As of December 31, 1996, $257,425 of the principal of this loan was outstanding and the Company has available $2,575.

6. MONTSERRAT (MURRIETA, RIVERSIDE COUNTY, CALIFORNIA)

  The Montserrat project consists of 97 units of single-family detached housing. The project consists of four models ranging from 2,280 to 3,389 square feet with base sales prices before lot premiums or sales incentives of $169,900 to $219,900. The Company released for construction four models and 41 units in 1996. The remaining 54 units will be released as sales permit. The Company closed escrow on seventeen units in 1996 and as of December 31, 1996, the Company had three units of completed and unsold inventory.

  The project is located about 65 miles southeast of Los Angeles along Highway
15.

  The Company secured a $1,346,000 acquisition loan from L & N Consultants, Inc., the land seller, which bears interest at prime plus 2.0%. As of December 31, 1996, $728,900 of principal was outstanding.

  The Company's construction loan on the 24 units including four models and 21 units was secured in 1996 with Imperial Bank. The loans permit borrowing by the Company of $3,465,000 and $3,721,851, respectively, on this project and bears interest at the bank's reference rate plus 1.75% and 1.5%, respectively. As of December 31, 1996, the first of these loans was paid in its entirety, while $1,342,954 of the principal of the second of these loans was outstanding. The Company had available $1,336,424 to complete the 21 units, which the Company believes is a sufficient amount to complete the units.

  The Company has a model and acquisition loan with the Curci-Turner Company on four model units and 21 units of the project. The loans permit borrowing by the Company of $400,000 and $1,487,500, respectively and bear interest at 12%. The loans contain a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1996, $400,000 and $472,500, respectively, of the principal of these loans were outstanding.

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

  The Company formed the Mission Gorge, LLC, a California limited liability company, with the Curci-Turner Company for the purposes of developing the 200 acres of the Mission Gorge project. The net proceeds are to be divided equally, as defined in the operating agreement, among the two members, Calprop Corp. and Curci-Turner Company.

 Land Held for Investment

1. BRENTWOOD (VICTORVILLE, SAN BERNARDINO COUNTY, CALIFORNIA)

  This project consists of 517 lots. The Company substantially completed the entitlement process on the project during 1992. The project is part of a Mello Roos Community Facilities District for major infrastructure in the Victorville area. The Company has considered selling the vacant land, and has valued the investment accordingly. However, in the future, the Company may ultimately decide to build single-family housing on 140 lots, with homes averaging 1000 square feet and average sales prices near $85,000. The plans for the remaining 377 lots include lot sales to other builders and possibly a second project for which the basic parameters have not been determined.

  The project is located about 90 miles northeast of Los Angeles and 30 miles north of San Bernardino near Interstate 15 and Highway 395.

2. MOCKINGBIRD CANYON (UNINCORPORATED TERRITORY OF RIVERSIDE COUNTY,
CALIFORNIA)

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

ITEM 3. LEGAL PROCEEDINGS

  There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject other than routine litigation incidental to the Company's business, none of which is considered by the Company to be material to its business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Registrant's security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Since October 1, 1996, transactions in the Company's common stock, its only class of common equity security, have been regularly quoted on the NASD Bulletin Board under the symbol CLPO. Prior to October 1, 1996, the Company's common stock was traded on the American Stock Exchange under the symbol, CPP.

                                                  FIRST  SECOND   THIRD  FOURTH
                                                 QUARTER QUARTER QUARTER QUARTER
                                                 ------- ------- ------- -------
   1996 stock price range--
     High.......................................   1 1/4  1 1/8   1        5/8
     Low........................................     1/2    3/8     3/8    3/16
   1995 stock price range--
     High.......................................   1 3/8  1 3/8   1 1/4  1 1/8
     Low........................................     5/8  1         7/8    5/8

--------
As of March 12, 1997, there were 557 record holders of common stock.

Source of Information: Chase Mello Shareholder Services

Dividends: There have been no cash dividends declared in the past three years, nor was there a stock dividend declared during 1996 or 1995. The dividend policy, whether cash or stock, is reviewed by the Board of Directors on an annual basis. During 1996, there were no restrictions, as a result of a loan or other agreement, limiting the Company's ability to issue a dividend.

ITEM 6. SELECTED FINANCIAL DATA

  The following data should be read in conjunction with the financial statements of the Company and the related notes thereto which are included elsewhere in this Form 10K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is also included elsewhere in this Form 10K.

                FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 1996

                             1996         1995        1994         1993          1992
                          -----------  ----------- -----------  -----------  ------------
Sales and operating
 revenue................  $13,717,126  $17,061,239 $18,733,525  $23,431,438  $ 34,135,653
(Loss) income before
 extraordinary item.....   (9,200,342)     513,381  (1,628,889)  (3,147,770)  (22,741,204)
Extraordinary item--
 extinguishment of debt.          --           --          --       610,893    17,377,400
Net (loss) income.......   (9,200,342)     513,381  (1,628,889)  (2,536,877)   (5,363,804)
(Loss) income before
 extraordinary item per
 common share...........        (1.28)        0.01       (0.44)       (0.70)        (4.86)
Extraordinary item per
 common share...........          --           --          --   $      0.13  $       3.71
Net (loss) income per
 common share...........        (1.28)        0.01       (0.44)       (0.57)        (1.15)
As of December 31:
Total assets............  $27,533,378  $31,805,263 $30,433,365  $31,851,283  $ 46,284,622
Long term obligations...  $14,993,355  $10,444,731 $ 4,336,544  $   828,263  $  5,719,587

  The extraordinary items in 1992 and 1993 are a result of forgiveness of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company began experiencing difficulties due to the down turn in the California real estate market during the second quarter of 1990, and the Company has continued through 1996 to be impacted by the general economic downturn. In response to these conditions the Company began utilizing marketing programs which included price reductions and incentives to potential buyers. The decrease in sales revenue between 1994 and 1995 is primarily attributable to a decrease in units sold. The Company's sales decreased from $18,733,525 in 1994 to $17,061,239 in 1995. The Company sold 104 units in 1994 as opposed to 76 in 1995. The Company's gross profit increased from $118,789 in 1994 to $824,406 in 1995, primarily as a result of the reversal of warranty reserves in the amount of $733,672 as a result of the settlement of a lawsuit.

  The decrease in sales, and cost of sales between 1995 and 1996 is primarily attributable to a decrease in units sold and the mix of units sold. The Company's sales decreased from $17,061,239 in 1995 to $13,717,126 in 1996. The Company sold 76 units in 1995 as opposed to 66 in 1996. The Company's gross profit decreased from $824,406 in 1995 to a gross loss of $432,998 in 1996. Such gross loss was a result of increased incentives required to stimulate sales, increased capitalized overhead and interest due to slower absorption and increased warranty costs.

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

  In 1996, the Company recognized impairment of real estate under development and land held for investment in the amount of $6,093,475. Impairment losses recognized on the Company's real estate under development projects, Pleasant Oaks Estates, Cypress Cove, and Summertree Park, Elk Grove, were $1,014,629, $1,540,972 and $1,911,676, respectively. The impairment loss recognized on the Company's land held for investment, the Victorville project, was $1,626,198.

  The impairment loss on the Pleasant Oaks Estates project is primarily a result of additional municipal requirements in 1996 which contributed to a significant delay of the completion of the final units. Additional land development costs were incurred to satisfy the municipal requirements, and as a result of the delay, the Company incurred increased project overhead and interest costs, and was forced to reduce sales prices and raise incentives as the competition in this market increased.

  The impairment loss on the Cypress Cove project is due to the Company incurring increased production overhead, interest and marketing costs as a result of a slow down in absorption due to a decreased customer base, and an increased production period, as the area experienced the impact of inclement weather conditions in the winter and spring of 1996, including the closure of a major access road from the San Francisco Bay Area. Additionally, in order to revitalize the project subsequent to the storms in 1996, the Company increased sales incentives.

  The impairment loss on the Summertree Park, Elk Grove project is primarily a result of a slower absorption caused by a sagging real estate market in the Sacramento area. As a result, the Company discontinued the product after the first phase of production, and began to develop a new product line in 1996, which the Company plans to open in April 1997. The Company incurred increased capitalized marketing, production overhead and interest costs as models were constructed for the new product line. Contributing to additional production overhead and interest costs relating to the development of the new product, the carrying costs for the development were further increased as inclement weather conditions in the area during the winter and spring of 1996 hampered sales and the development efforts. Additionally, in order to increase the absorption of the old product line, the Company increased sales incentives.

  The impairment loss recognized on the Company's land held for investment, the Victorville property, was a result of the Company valuing the land based on the sale of the vacant lots as opposed to the development of the project.

  The Company has continued its program of cost reduction and control in all areas of its operations. Based on current economic factors, interest rates and current product mix, the Company does not anticipate a significant turnaround in profitability until 1998, at the earliest.

 Results of operations

  The Company had a net loss of $1,628,889 in 1994, a net income of $513,381 in 1995 and a net loss of $9,200,342 in 1996. The net loss in 1994 is the result of a continuing soft California housing market. The net income in 1995 is primarily the result of both the favorable $2,332,000 State of California settlement and the reversal of $729,933 in warranty reserves as a result of the settlement of a lawsuit. The net loss suffered in 1996 is primarily reflected in the additional recognition of asset impairment of the Company's properties in the amount of $6,093,475.

  Gross revenues decreased from $18,733,525 in 1994 to $17,061,239 in 1995 (9%) and then to $13,717,126 in 1996 (20%). In 1994, the Company sold 104 homes. The average sales price of a home sold in 1994 was $180,130. In 1995, the Company sold 76 homes and two lots. The average sales price of a home sold in 1995 was $223,174. In 1996, the Company sold 66 homes. The average sales price of a home sold in 1996 was $204,733.

  The overall gross profit percentage of the Company changed from 0.6 percent in 1994 to 4.8 percent in 1995 to a negative 3.2 percent in 1996. The Company's gross overall profit percentage has been adversely impacted by profit participation payments made to construction lenders, increased incentives required to stimulate sales, increased capitalized overhead and interest due to slower absorption and increased warranty costs. The reversal of warranty reserves positively impacted the gross profit in 1995 while increased warranty costs negatively impacted the gross profit in 1996.

  General and administrative expenses increased from $2,166,236 in 1994 to $2,454,220 in 1995, and then decreased to $2,332,444 in 1996 for a 13.3 percent increase from 1994 to 1995 and a 5.0 percent decrease to 1996. The increase from 1994 to 1995 is the result of increased payroll costs, increased accounting costs incurred to both resolve an Internal Revenue Service audit and file an amended 1993 tax return in pursuit of a tax refund, and increased general liability insurance premiums.

  Both the increase in other income from 1994 to 1995 and the decrease from 1995 to 1996 is due primarily to the State of California settlement which resulted in $2,332,000 of income.

 Liquidity and capital resources

  During 1995, the Company obtained a loan in the amount of $4,000,000 from the Curci-Turner Company for the acquisition and development of the Summertree Park project. In addition to interest, this loan contains a profit sharing provision which provides that Curci-Turner Company receive 40% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1996, the outstanding balance owing on this loan totaled $3,607,681.

  In 1995, CenFed Bank made a loan commitment on the Company's Pleasant Oaks Estates project in the amount of $260,000, Imperial Bank made a loan commitment on the Company's Summertree Park project in Sacramento County in the amount of $4,890,000, Keros-Mozilo Mortgage Bankers made a loan commitment on the model complex of the Company's Cypress Cove project in the amount of $840,000, and L & N Consultants, Inc. made a loan commitment on the developed lots in the Company's Montserrat project in the amount of $1,346,000. As of December 31, 1996, the outstanding balances owing on these loans were $257,425, $255,656, $840,000 and $728,900, respectively.

  During 1996, the Curci-Turner Company made loans of $1,487,500 and $2,100,000 to the Company secured by 21 lots and a four unit model complex in the Montserrat project in Murrieta, California and 20 units in the Cypress Cove project, respectively. In addition to interest, this loan contains a profit sharing provision which provides that Curci-Turner Company receives 50% of "Net Proceeds" as defined in the agreements, which is comparable to gross profit. As of December 31, 1996, the outstanding principal on these two notes was $872,500 and $1,579,182, respectively.

  During 1996, the Curci-Turner Company made a loan of $3,700,000 to the Company secured by 41 lots in the Montana Del Lago project in Rancho Santa Marguerita and 100 lots in the Elysian 2 project. In addition to interest, this loan contains a profit sharing provision which provides that Curci-Turner Company receive 33.3%, respectively, of "Net Proceeds" as defined in the agreement. As of December 31, 1996, the outstanding principal on this note was $3,700,000.

  During 1996, the Curci-Turner Company made an unsecured loan of $1,000,000 to the Company. Additionally, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due Curci-Turner Company of $472,645 was exchanged for a note with interest payable at 10%. As of December 31, 1996, the outstanding principal on these notes was $500,000 and $472,645, respectively.

  During 1996, Imperial Bank made loan commitments of $3,721,851 on the Montserrat project and $2,092,967 on the Summertree Park project. United Saving Bank made a loan commitment of $2,700,000 on the Cypress Cove project. As of December 31, 1996, the outstanding principal balances owing on these loans was $393,705, $1,699,262 and $556,441, respectively.

  During 1996, the Company borrowed $1,900,000 from an officer of the Company. Additionally, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend in the amount of $581,542 was exchanged for a note with interest payable at 10%. As of December 31, 1996, the outstanding principal on these notes was $1,140,000 and $581,542, respectively.

  As of December 31, 1996, the Company has an outstanding balance on the Community Facilities District Special Tax Bonds (CFD), issued by the City of Victorville, California, of $2,336,544. Given the weakness in the Victorville housing market, the Company has determined that servicing the nonrecourse bond liability is not a prudent use of capital. As of December 31, 1996, the Company had a delinquency of $446,759 for the Victorville bond liability principal and accrued interest.

  During 1996, the Company borrowed additional amounts primarily for the purposes of financing insurance premiums and other miscellaneous purposes. As of December 31, 1996, the combined outstanding principal balance was $717,566.

  As of December 31, 1996, the Company had remaining loan commitments from banks and a related party of approximately $4,940,000 and $1,820,000, respectively, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

  As of December 31, 1996, the Company does not have any material commitments for capital expenditures in 1997.

  As of December 31, 1996, the Company had six projects in various stages of development, with four producing revenues from completed homes: Cypress Cove, Summertree Park, Pleasant Oaks Estates and Montserrat. The remaining two projects, Montana Del Lago and Elysian 2, are in the initial stages of development. The Company enters 1997 with 69 homes under construction of which 33 homes are sold and seven homes completed and unsold. Additionally, the Company has an inventory of 266 improved lots and 548 mapped unimproved lots.

  Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its construction projects in 1997 through funds generated from operations, funds available under its existing bank commitments, funds generated from new lending institutions, and, if necessary, funds that could be obtained by using its internally financed real estate development in process as collateral for additional loans.

  Management's plan, with respect to managing cash flow includes the following components: pay off debt that is coming due in 1997, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 1997, management expects to pay these loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations, including borrowings from existing loan commitments, will be adequate to allow the Company to continue operations throughout 1997.

 Effects of inflation

  Real estate has long been considered a hedge against inflation, and inflation has often contributed to dramatic growth in property values. During normal markets the Company has been able to pass increased costs of materials and labor to its buyers by increasing its sales prices. However, growth in property values slowed or reversed during 1995, 1996 and 1997 in California, thus preventing the Company from increasing sales prices to cover increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 PAGE NO.                         FINANCIAL STATEMENTS:
 --------                         ---------------------
    16    Independent Auditors' Report
    18    Balance Sheets as of December 31, 1996 and 1995
    19    Statements of Operations--Three Years Ended December 31, 1996
    20    Statements of Stockholders' Equity--Three Years Ended December 31,
          1996
    21    Statements of Cash Flows--Three Years Ended December 31, 1996
    23    Notes to Financial Statements

                        SCHEDULE SUPPORTING FINANCIAL STATEMENTS:
                        -----------------------------------------

    33    II--Valuation and Qualifying Accounts--Three Years Ended December 31,
          1996

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Items 10, 11, 12 and 13 are incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the close of the calendar year with the Commission, pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) and (2) For a listing of financial statements and schedules, reference is made to Item 8 included in this Form 10-K.

  (3) The Exhibits listed on the accompanying Index to Exhibits immediately following Schedule II are filed as part of this report. Exhibits 10.1 through
10.4 are compensatory plans.

  (b) Reports on Form 8-K--

    No Reports on Form 8-K were filed during the quarter ending on December 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CALPROP CORPORATION
                                          (Registrant)

Date: March 26, 1997                             /s/ Victor Zaccaglin
                                          -------------------------------------
                                                    Victor Zaccaglin
                                             Chairman of the Board and Chief
                                                    Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                         TITLE                  DATE
              ---------                         -----                  ----
         /s/ Mark F. Spiro            Vice President/Secretary     March 26, 1997
 ------------------------------------ and Treasurer (Chief
            Mark F. Spiro             Financial and Accounting
                                      Officer)

        /s/ Ronald S. Petch           President                   March 26, 1997
 ------------------------------------
           Ronald S. Petch

    /s/ George R. Bravante, Jr.       Director                    March 26, 1997
 ------------------------------------
       George R. Bravante, Jr.

         /s/ John L. Curci            Director                    March 26, 1997
 ------------------------------------
            John L. Curci

        /s/ Victor Zaccaglin          Chairman of the Board       March 26, 1997
 ------------------------------------ Chief Executive Officer
           Victor Zaccaglin

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
Calprop Corporation
Los Angeles, California:

  We have audited the accompanying balance sheets of Calprop Corporation as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Calprop Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Deloitte & Touche LLP

Los Angeles, California
March 19, 1997

                              CALPROP CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                      ASSETS                            1996          1995
                      ------                        ------------  ------------
REAL ESTATE DEVELOPMENT (Notes 1, 2 and 5)......... $ 21,908,164  $ 24,862,199
INVESTMENT IN LAND (Note 3)........................    4,037,187     5,655,063
                                                    ------------  ------------
TOTAL INVESTMENT IN REAL ESTATE....................   25,945,351    30,517,262
                                                    ------------  ------------
OTHER ASSETS:
  Cash and cash equivalents (Note 1)...............    1,224,780       758,323
  Prepaid expenses.................................       29,587       288,548
  Deferred and other assets (Note 4)...............      333,660       241,130
                                                    ------------  ------------
    Total other assets.............................    1,588,027     1,288,001
                                                    ------------  ------------
                                                    $ 27,533,378  $ 31,805,263
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY             1996          1995
       ------------------------------------         ------------  ------------
TRUST DEEDS AND NOTES PAYABLE (NOTE 5)............. $  5,011,866  $  4,682,926
RELATED PARTY NOTES (NOTE 5 )......................   12,528,550     7,575,000
                                                    ------------  ------------
    Total trust deeds and notes payable............   17,540,416    12,257,926
COMMUNITY FACILITIES DISTRICT SPECIAL TAX BONDS
 (NOTE 3 and 5 )...................................    2,336,544     2,336,544
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES...........    3,025,783     1,993,056
WARRANTY RESERVES (NOTE 1).........................      261,401       301,700
ACCRUED DIVIDENDS PAYABLE ON PREFERRED STOCK (NOTE
 7)................................................          --        929,262
                                                    ------------  ------------
    Total liabilities..............................   23,164,144    17,818,488
MINORITY INTEREST (NOTE 2).........................       10,000           --
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY (NOTES 7 and 8):
  Convertible preferred stock, no par value
    Authorized--6,000,000 shares
    Issued and outstanding--no shares outstanding
     at December 31, 1996, and 3,571,368 shares at
     December 31, 1995 (Note 7)....................          --      4,571,351
  Common stock, no par value--
    Authorized--20,000,000 shares
    Issued and outstanding--9,224,585 and 4,899,030
     shares at
     December 31, 1996 and 1995 respectively.......    9,224,585     4,899,030
  Additional paid-in capital.......................   25,911,579    25,910,018
  Deferred Compensation (Note 8)...................      (68,655)      (87,938)
  Accumulated deficit..............................  (30,708,275)  (21,305,686)
                                                    ------------  ------------
    Total Equity...................................    4,359,234    13,986,775
                                                    ------------  ------------
                                                    $ 27,533,378  $ 31,805,263
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements

                              CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      THREE YEARS ENDED DECEMBER 31, 1996

                                             1996         1995        1994
                                          -----------  ----------- -----------
DEVELOPMENT OPERATIONS (Notes 1 and 2):
  Real estate sales...................... $13,717,126  $17,061,239 $18,733,525
  Cost of real estate sales..............  14,150,124   16,236,833  18,614,736
                                          -----------  ----------- -----------
                                             (432,998)     824,406     118,789
  Recognition of impairment of real
   estate under
   development and land held for
   investment (Note 2)...................  (6,093,475)         --          --
                                          -----------  ----------- -----------
    (Loss) income from development
     operations..........................  (6,526,473)     824,406     118,789
Other Income (Note 9)....................     181,788    2,406,350     785,329
Other Expenses:
  General and administrative.............   2,332,444    2,429,009   2,166,236
  Interest Expense (Note 5)..............     217,854       25,211         --
  Investment property holding costs (Note
   3)....................................     305,359      263,155     366,771
                                          -----------  ----------- -----------
    Total other expenses.................   2,855,657    2,717,375   2,533,007
                                          -----------  ----------- -----------
NET (LOSS) INCOME........................ $(9,200,342) $   513,381 $(1,628,889)
                                          ===========  =========== ===========
NET (LOSS) INCOME ALLOCABLE TO COMMON
 STOCK................................... $(9,402,589) $    48,938 $(2,093,674)
                                          ===========  =========== ===========
NET (LOSS) INCOME PER SHARE (NOTE 1)..... $     (1.28) $      0.01 $     (0.44)
                                          ===========  =========== ===========
WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK............................   7,346,772    4,836,393   4,762,382
                                          ===========  =========== ===========


   The Accompanying Notes are an Integral Part of These Financial Statements

                              CALPROP CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                           PREFERRED STOCK           COMMON STOCK       ADDITIONAL                                  TOTAL
                        -----------------------  ---------------------    PAID-IN      DEFERRED   ACCUMULATED   STOCKHOLDERS'
                          SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL    COMPENSATION   DEFICIT        EQUITY
                        ----------  -----------  ---------  ----------  -----------  ------------ ------------  -------------
BALANCE,
 January 1, 1994......   3,576,301  $ 4,577,665  4,763,276  $4,763,276  $25,956,826         --    $(19,260,950)  $16,036,817
 Net loss.............                                                                              (1,628,889)   (1,628,889)
 Net issuance of
  shares under 1989
  stock incentive plan
  (Note 8)............                              48,540      48,540      (53,871)                                  (5,331)
 Conversion of
  preferred stock to
  common stock........      (1,426)      (1,825)     1,825       1,825                                                   --
 Dividend accrual--
  preferred stock.....                                                                                (464,785)     (464,785)
                        ----------  -----------  ---------  ----------  -----------    --------   ------------   -----------
BALANCE,
 December 31, 1994....   3,574,875  $ 4,575,840  4,813,641  $4,813,641  $25,902,955         --    $(21,354,624)  $13,937,812
 Net Income...........                                                                                 513,381       513,381
 Net issuance of
  shares under 1989
  stock incentive plan
  (Note 8)............                              79,400      79,400        7,438    $(87,938)                      (1,100)
 Issuance of shares
  upon exercise of
  options issued under
  1993 stock option
  plan (Note 8).......                               1,500       1,500         (375)                                   1,125
 Conversion of
  preferred stock to
  common stock........      (3,507)      (4,489)     4,489       4,489                                                   --
 Dividend accrual--
  preferred stock.....                                                                                (464,443)     (464,443)
                        ----------  -----------  ---------  ----------  -----------    --------   ------------   -----------
BALANCE,
 December 31, 1995....   3,571,368  $ 4,571,351  4,899,030  $4,899,030  $25,910,018    $(87,938)  $(21,305,686)  $13,986,775
 Net loss.............                                                                              (9,200,342)   (9,200,342)
 Cancellation of
  shares under 1989
  stock incentive plan
  (Note 8)............                              (3,680)     (3,680)       1,561                                   (2,119)
 Amortization of
  deferred
  compensation
  (Note 8)............                                                                   19,283                       19,283
 Redemption of
  preferred stock for
  cash................    (189,153)    (242,116)                                                                    (242,116)
 Conversion of
  preferred stock to
  common stock........  (3,382,215)  (4,329,235) 4,329,235   4,329,235                                                   --
 Dividend accrual--
  preferred stock.....                                                                                (202,247)     (202,247)
                        ----------  -----------  ---------  ----------  -----------    --------   ------------   -----------
BALANCE,
 December 31, 1996....         --           --   9,224,585  $9,224,585  $25,911,579    $(68,655)  $(30,708,275)  $ 4,359,234
                        ==========  ===========  =========  ==========  ===========    ========   ============   ===========

   The accompanying notes are an integral part of these financial statements

                              CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                           1996          1995          1994
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income................... $ (9,200,342) $    513,381  $ (1,628,889)
  Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization.....       48,109        15,277        61,360
    Recognition of impairment of real
     estate under development and land
     held for investment..............    6,093,475           --            --
    Other.............................          --         86,837        (5,331)
    Provision for warranty reserves...      399,905       275,966       143,954
  Change in assets and liabilities
    (Increase) decrease in deferred
     and other assets.................      (49,600)      384,207      (146,102)
    (Increase) in investments in land.       (8,322)       (5,556)          --
    Decrease (increase) in prepaid
     expenses.........................      258,961       (36,712)       94,717
    (Decrease) increase in accounts
     payable and accrued liabilities
     and warranty reserves............     (461,635)   (1,512,487)       82,173
    Additions to real estate
     development in process...........  (15,663,366)  (18,398,550)  (14,834,078)
    Cost of real estate sales.........   14,150,124    16,236,833    18,614,736
                                       ------------  ------------  ------------
      Net cash (used in) provided by
       operating activities........... $ (4,432,691) $ (2,440,804) $  2,382,540
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital (expenditures) sales........ $    (73,875) $    (39,846) $    141,373
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under construction loans-
   related parties....................   10,855,868     6,060,000    11,780,113
  Payments under construction loans-
   related parties....................   (5,902,318)   (3,692,084)   (7,726,292)
  Borrowings under construction loans.    9,598,373     9,790,510     6,516,665
  Payments under construction loans...   (9,269,433)   (9,882,267)  (12,961,742)
  Contributions from joint venture
   partner............................       10,000           --            --
  Payments of preferred stock
   dividends..........................      (77,351)     (136,257)          --
  Redemption of convertible preferred
   stock..............................     (242,116)          --            --
  Payments on bond liability..........          --        (44,888)      (81,396)
  Proceeds from issuance of common
   stock..............................          --          1,125
                                       ------------  ------------  ------------
      Net cash provided by (used in)
       financing activities........... $  4,973,023  $  2,096,139  $ (2,472,652)
                                       ------------  ------------  ------------
  Net increase in cash and cash
   equivalents........................      466,457      (384,511)       51,261
  Cash and cash equivalents at
   beginning of the year..............      758,323     1,142,834     1,091,573
                                       ------------  ------------  ------------
  Cash and cash equivalents at end of
   the year........................... $  1,224,780  $    758,323  $  1,142,834
                                       ============  ============  ============

   The accompanying notes are an integral part of these financial statements

                              CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                 1996       1995        1994
                                              ----------  ---------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the periods for:
  Interest (net of amount capitalized)......  $  217,854  $  25,211  $  141,332
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrual of preferred dividend.............    (202,247)  (464,443)   (464,785)
  Conversion of preferred stock to common
   stock....................................   4,329,235        --          --
  Exchange of real estate under development
   of $4,400,984, less a loan payable of
   $2,000,000 for fifty percent interest in
   a joint venture .........................   2,000,000        --          --
  Record CFD debt and related asset.........         --         --    2,381,432



   The accompanying notes are an integral part of these financial statements

                              CALPROP CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Management's intentions--Since 1990, the Company has experienced difficulties producing sufficient cash flow from its development operations. The Company has sold assets and obtained additional loans to maintain a sufficient level of cash flow to continue its operations. Management's plan, with respect to managing cash flow includes the following components: pay off debt that is coming due in 1997, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 1997, management expects to pay these loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations will be adequate to allow the Company to continue operations throughout 1997.

  (b) Nature of operations--The Company is primarily engaged in the construction and sale of single-family attached and detached homes, including lot sales.

  (c) Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (d) Real estate sales--Revenue from real estate sales and related costs are recognized at the close of escrow, when title passes to the buyer. The Company follows the guidelines for profit recognition as set forth by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

  (e) The Company regularly reviews the carrying value of its real estate developments for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss.

  Cost of real estate sales is based upon the relative sales value of units sold to the estimated total sales value of the respective projects.

  (f) Warranty reserves--The Company provides a one-year warranty to purchasers of single-family homes. The Company accrues estimated warranty costs, based on actual historical costs, on properties as they are sold.

  (g) Cash and cash equivalents--For purposes of the statement of cash flows, cash and cash equivalents include securities purchased with an original maturity of 90 days or less.

  (h) Net income (loss) per share--Net income (loss) per share has been computed based on the weighted average number of shares outstanding (7,346,772 in 1996, 4,836,393 in 1995, 4,762,382 in 1994), after giving effect to the
Preferred Stock Dividend of $202,247 in 1996, $464,443 in 1995, $464,787 in
1994.

  (i) Accounting Pronouncements--In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and allows for compensation cost to be measured either based on the fair market value of the equity instrument awarded or under APB 25, which recognizes compensation cost based on intrinsic value of the equity instrument awarded. The Company will continue to

                              CALPROP CORPORATION
apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

  (j) Fair Value of Financial Instruments--Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information on financial instruments, when it is practicable to estimate that value. Management believes that the book value of all financial instruments approximates their fair market value as result of variable interest rates and short term durations.

  (k) Basis of consolidation--The accompanying financial statements include the accounts of Calprop Corporation and all its subsidiaries. The Company consolidates subsidiaries in accordance with Statement of Financial Accounting Standards (SFAS) 94.

  The Company has consolidated the financial statements of DMM Development, LLC ("DMM"). Calprop Corporation is entitled to receive two-thirds of profits of DMM, and the other owner, RGC Courthomes, Inc. ("RGC"), is entitled to the remaining one-third of profits. Prior to the allocation of the profits, a management fee is payable to the both owners based on a percentage of sales. Such fees as a percentage of sales are 2% and 4%, payable to Calprop Corporation and RGC, respectively. As a result of the consolidation, the Company has recorded minority interest of $10,000 as of December 31, 1996.

  (l) Reclassifications--Certain amounts for prior years have been reclassified to conform with the current year financial statement presentation.

(2) REAL ESTATE UNDER DEVELOPMENT

  Real estate under development at December 31, 1996 and 1995 is summarized as follows:

                                           1996                   1995
                                  ---------------------- ----------------------
                                    AMOUNT    UNITS/LOTS   AMOUNT    UNITS/LOTS
                                  ----------- ---------- ----------- ----------
   Single-family residences...... $ 7,411,791     79     $ 5,497,852     34
   Townhomes.....................   5,178,177     31       6,333,133     21
                                  -----------    ---     -----------    ---
   Net single family residences..  12,589,968    110      11,830,985     55
   Land under development........   6,917,212    257      13,031,214    223
                                  -----------    ---     -----------    ---
   Total real estate under
    development before
    investment in joint venture..  19,507,180    367      24,862,199    278
   Investment in joint venture...   2,400,984                    --
                                  -----------    ---     -----------    ---
   Total real estate under
    development.................. $21,908,164    367     $24,862,199    278
                                  ===========    ===     ===========    ===

  Investment in joint venture represents the Company's investment in Mission Gorge, LLC. In 1996, Mission Gorge, LLC, a California limited liability company, was formed and the Company transferred its Mission Gorge property to the joint venture. In connection with the formation, the Curci-Turner Company, of which a principal is a stockholder of the Company, converted its $2,000,000 note into equity in Mission Gorge, LLC. As a result, Mission Gorge, LLC is owned by both the Company and the Curci-Turner Company, and each is entitled to receive 50% of "Net Proceeds" as defined in the operating agreement.

  During 1996, the Company recorded an impairment loss on its Pleasant Oaks Estates project, the Cypress Cove project, and the Summertree Park, Elk Grove project of $1,014,629, $1,540,972 and $1,911,676, respectively.

                              CALPROP CORPORATION

  The impairment loss on the Pleasant Oaks Estates project is primarily a result of additional municipal requirements in 1996 which contributed to a significant delay of the completion of the final units. Additional land development costs were incurred to satisfy the municipal requirements, and as a result of the delay, the Company incurred increased project overhead and interest costs, and was forced to reduce sales prices and raise incentives as the competition in this market increased.

  The impairment loss on the Cypress Cove project is due to the Company incurring increased production overhead, interest and marketing costs as a result of a slow down in absorption due to a decreased customer base, and an increased production period, as the area experienced the impact of inclement weather conditions in the winter and spring of 1996, including the closure of a major access road from the San Francisco Bay Area. Additionally, in order to revitalize the project subsequent to the storms in 1996, the Company increased sales incentives.

  The impairment loss on the Summertree Park, Elk Grove project is primarily a result of a slower absorption caused by a sagging real estate market in the Sacramento area. As a result, the Company discontinued the product after the first phase of production, and began to develop a new product line in 1996, which the Company plans to open in April 1997. The Company incurred increased capitalized marketing, production overhead and interest costs as models were constructed for the new product line. Contributing to additional production overhead and interest costs relating to the development of the new product, the carrying costs for the development were further increased as inclement weather conditions in the area during the winter and spring of 1996 hampered sales and the development efforts. Additionally, in order to increase the absorption of the old product line, the Company increased sales incentives.

  Development operations in 1996, 1995 and 1994 are summarized as follows:

                                1996               1995               1994
                          ------------------ ------------------ -----------------
                            AMOUNT     UNITS   AMOUNT     UNITS   AMOUNT    UNITS
                          -----------  ----- -----------  ----- ----------- -----
REAL ESTATE SALES:
  Single-family
   residences...........  $ 6,956,676    40  $12,929,854    61  $14,177,525   87
  Townhomes.............    6,760,450    26    4,131,385    15    4,556,000   17
                          -----------   ---  -----------   ---  -----------  ---
    Total Sales.........   13,717,126    66   17,061,239    76   18,733,525  104
COST OF REAL ESTATE
 SALES:
  Single-family
   residences...........    7,005,459         12,591,882         13,929,189
  Townhomes.............    6,744,760          4,143,297          4,541,593
  Warranty and property
   investigation costs..      399,905            275,966            143,954
  Reversal of warranty
   reserves.............          --            (774,312)               --
                          -----------        -----------        -----------
    Total Cost of Sales.   14,150,124         16,236,833         18,614,736
Recognition of
 impairment of real
 estate under
 development and land
 held for investment....   (6,093,475)               --                 --
                          -----------        -----------        -----------
(Loss) income from
 development operations.  $(6,526,473)       $   824,406        $   118,789
                          ===========        ===========        ===========

  Reversal of warranty reserves in 1995 is the result of the settlement of a lawsuit filed against the Company for general damages caused by alleged land subsidence.

(3) INVESTMENT IN LAND

  The Company is deferring the development of the Victorville project in San Bernardino County, California, and its Mockingbird project, in Riverside County, California due to market conditions.

                              CALPROP CORPORATION

  The Company regularly reviews the carrying value of its investment in land whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss.

  During 1996, the Company recorded an impairment loss associated with the Victorville property, which is included as land held for investment, of $1,626,198, resulting in a net carrying value of $2,976,000. The recognition of impairment loss was a result of the Company valuing the land based on the sale of the vacant lots as opposed to the development of the project.

  The Company has expensed the holding costs related to these properties, consisting primarily of property taxes, and debt service on the Victorville bond liability (Note 5). In addition, as of December 31, 1996, the Company has a delinquency of $466,759 for the Victorville bond liability and $35,310 for property taxes. Given the weakness in the Victorville housing market, the Company has determined that paying these taxes and servicing the nonrecourse bond liability is not a prudent use of capital.

(4) DEFERRED AND OTHER ASSETS

  Included in deferred and other assets is trust deeds receivable. The Trust deeds receivable at December 31, 1996 and 1995 are as follows:

                                                                OUTSTANDING
                                                                  BALANCE
                                                    INTEREST ------------------
                                                      RATE     1996      1995
                                                    -------- --------  --------
   Trust deeds receivable.......................... 10%-12%  $168,597  $175,666
   Less reserve....................................           (50,000)  (50,000)
                                                             --------  --------
   Net trust deeds receivable......................           118,597   125,666
   Other...........................................           215,063   115,464
                                                             --------  --------
   Deferred and other assets.......................          $333,660  $241,130
                                                             ========  ========

  These trust deeds are collateralized by lots, houses, and condominium units sold by the Company, and mature from 1997 to 2014.

(5) TRUST DEEDS AND NOTES PAYABLE

  Trust deeds and notes payable as of December 31, 1996 and 1995 are as follows:

                                                               BALANCE
                                                       -----------------------
                                                          1996        1995
                                                       ----------- -----------
Notes payable to financial institutions, secured by
 development projects' trust deeds--variable rates
 ranging from prime + 0.5% to prime + 2.0%; maturing
 February 1997 through October 2025................... $ 5,011,866 $ 4,682,926
Notes payable to related parties, secured by
 development projects' trust deeds-- rates of prime +
 1.5% and 12%; maturing January 1998 through December
 1999.................................................   9,759,364   7,500,000
Note payable to related parties, unsecured--rates
 ranging from prime to 15%; maturing April 1997
 through June 1999....................................   2,769,186      75,000
                                                       ----------- -----------
Total trust deeds and notes payable................... $17,540,416 $12,257,926
                                                       =========== ===========
Community Facilities District Special Tax Bonds....... $ 2,336,544 $ 2,336,544
                                                       =========== ===========

  At December 31, 1996, the Prime rate was 8.25%.

                              CALPROP CORPORATION

  As of December 31, 1996, the Company had remaining loan commitments from banks and a related party of approximately $4,940,000 and $1,820,000, respectively, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

  During 1995, the Company obtained a loan in the amount of $4,000,000 from the Curci-Turner Company for the acquisition and development of the Summertree Park project. In addition to interest, this loan contains a profit sharing provision which provides that Curci-Turner Company receive 40% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1996, the outstanding balance owing on this loan totaled $3,607,681.

  During 1996, the Curci-Turner Company made loans of $1,487,500 and $2,100,000 to the Company secured by 21 lots and a four unit model complex in the Montserrat project in Murrieta, California and 20 units in the Cypress Cove project, respectively. In addition to interest, these loans contain profit sharing provisions which provide that Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreements, which is comparable to gross profit. As of December 31, 1996, the outstanding principal on these two notes was $872,500 and $1,579,183, respectively.

  During 1996, the Curci-Turner Company made a loan of $3,700,000 to the Company secured by 41 lots in the Montana Del Lago project in Rancho Santa Marguerita and 100 lots in the Elysian 2 project. In addition to interest, this loan contains a profit sharing provision which provides that Curci-Turner Company receive 33.3% of "Net Proceeds" as defined in the agreement. As of December 31, 1996, the outstanding principal on this note was $3,700,000.

  During 1996, the Curci-Turner Company made an unsecured loan of $1,000,000 to the Company. Additionally, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due Curci-Turner Company of $472,645 was exchanged for a note with interest payable at 10%. As of December 31, 1996, the outstanding principal on these notes was $500,000 and $472,645, respectively.

  During 1996, the Company borrowed $1,900,000 from an officer of the Company. Additionally, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due the officer of $581,542 was exchanged for a note with interest payable at 10%. As of December 31, 1996, the outstanding principal on these notes was $1,140,000 and $581,542, respectively.

  In March 1997, Montserrat Development Co., LLC, a California limited liability company, was formed and the Company transferred 24 lots from the Montserrat project to the entity. In connection with the formation, an officer of the Company converted a $120,000 note due from the Company into equity in Montserrat Development Co., LLC. As a result, Montserrat Development Co., LLC is owned by both the Company and the officer, and each is entitled to receive 99% and 1%, respectively, of "Net Proceeds" as defined in the operating agreement.

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

  During 1996, the Company borrowed additional amounts primarily for the purposes of financing insurance premiums and other miscellaneous purposes. As of December 31, 1996, the combined outstanding principal balance was $717,566.

                              CALPROP CORPORATION

  Aggregate future principal payments due on trust deeds payable, notes payable, and CFD indebtedness are summarized as follows:

                                                                      PRINCIPAL
     YEAR ENDED DECEMBER 31,                                          PAYMENTS
     -----------------------                                         -----------
        1997........................................................ $ 4,883,605
        1998........................................................   7,261,717
        1999........................................................   4,821,301
        2000........................................................      72,228
        2001........................................................      77,699
        Thereafter..................................................   2,760,410
                                                                     -----------
          Total..................................................... $19,876,960
                                                                     ===========

  During 1996, 1995 and 1994, the Company paid interest of $743,401, $862,505 and $304,035 respectively, on loans from related parties.

(6) INCOME TAXES

  The deferred income tax assets, resulting from differences between accounting for financial statements purposes, and tax purposes less valuation reserves are as follows:

                                                          1996         1995
                                                      ------------  -----------
   Inventory Reserves................................ $  4,706,000  $ 2,634,000
   Warranty Reserves.................................      102,000       52,000
   State Net Operating Loss..........................    1,517,000    1,373,000
   Loss Carryback Claim..............................      457,000      457,000
   Federal Operating Loss............................    4,127,000    3,095,000
                                                      ------------  -----------
                                                        10,909,000    7,611,000
   Valuation Reserve.................................  (10,909,000)  (7,611,000)
                                                      ------------  -----------
                                                      $        --   $       --
                                                      ============  ===========

  The Company has established a valuation reserve equal to the deferred tax asset, as realization depends on the Company's ability to generate future earnings.

  During 1995, the Company filed a claim for a refund resulting from the carryback of losses related to the condemnation of certain property.

  The following is a reconciliation of the federal statutory rate to the Company's effective rate for 1996, 1995, and 1994:

                                                              PERCENTAGE OF
                                       AMOUNT                 PRETAX INCOME
                           ---------------------------------  ------------------
                              1996        1995       1994     1996   1995   1994
                           -----------  ---------  ---------  ----   ----   ----
Statutory rate............ $(3,128,116) $ 174,550  $(553,822) (34)%   34 %  (34)%
Utilization of
 unrecognized deferred
 income tax benefit.......         --    (174,550)       --   --     (34)   --
Limitation of loss
 carryforward.............   3,128,116        --     553,822   34    --      34
                           -----------  ---------  ---------  ---    ---    ---
                           $       --   $     --   $     --   --  %  --  %  --  %
                           ===========  =========  =========  ===    ===    ===

                              CALPROP CORPORATION

  As of December 31, 1996, the Corporation had net operating loss carryforwards for federal and state income tax purposes of approximately $12,100,000 and $16,300,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2011, and from 1998 through 2007, respectively.

(7) PREFERRED STOCK

  In the third quarter of 1996, the Company paid $319,467 to redeem 189,153 shares of its Convertible Preferred Stock at the redemption price of $1.28 per share, plus accrued dividends of approximately $0.32 per share, for shareholders of record on June 7, 1996. The remaining preferred shares (3,382,215) were converted into Common Stock. In addition, the shareholders received a promissory note in the amount of the preferred dividends accrued of $1,054,187, bearing interest at the rate of 10.0% per annum, payable quarterly. The total number of shares of Common Stock issued for Convertible Preferred Stock was 4,329,235 shares.

(8) QUALIFIED AND NON-QUALIFIED STOCK OPTION PLANS

  The Company has three stock-based compensation plans, which are described below. In addition, the Company issued 150,000 warrants in 1996 for non-employee services. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation costs have been recognized for its fixed stock option plans or issuance of warrants during 1996. The compensation cost that has been charged against income for its stock incentive plan was $17,164 during 1996. Had compensation costs for the Company's stock-based compensation plans and issuance of warrants been determined based on the fair value at the grant dates for awards issued in 1995 and 1996 under the plans consistent with FASB Statement 123, the Company's net (loss) income and (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                            1996        1995
                                                         -----------  --------
     Net (loss) income to common shareholders:
       As reported...................................... $(9,402,589) $ 48,938
       Pro forma........................................ $(9,519,652) $(49,744)
     (Loss) income per share:
       As reported...................................... $     (1.28) $   0.01
       Pro forma........................................ $     (1.30) $  (0.01)

  The 1983 Stock Option Plan authorized an aggregate of 596,957 (adjusted for stock dividends) shares of common stock to be reserved for grant. The 1983 Stock Option Plan expired in September, 1993. Changes in the 1983 Stock Options Plan are summarized as follows:

                                  1996               1995                1994
                            ------------------ ------------------ -------------------
                                     WEIGHTED-          WEIGHTED-           WEIGHTED-
                                      AVERAGE            AVERAGE             AVERAGE
                                     EXERCISE           EXERCISE            EXERCISE
                            SHARES     PRICE   SHARES     PRICE    SHARES     PRICE
                            -------  --------- -------  --------- --------  ---------
   Outstanding, beginning
    of year................ 324,500    $1.53   325,000    $1.54    453,674    $2.90
   Granted.................     --                 --                  --
   Exercised...............     --                 --                  --
   Canceled................ (40,000)    2.69      (500)    2.50   (128,674)    6.39
                            -------    -----   -------    -----   --------    -----
   Outstanding, end of
    year................... 284,500    $1.37   324,500    $1.53    325,000    $1.54
                            =======    =====   =======    =====   ========    =====
   Exercisable, end of
    year................... 237,500            235,500             229,000
                            =======            =======            ========

                              CALPROP CORPORATION

  The 1993 Stock Option Plan, (amended by the shareholders May 23, 1996) authorizes an aggregate of 1,500,000 shares of the Company's common stock to be reserved for grant. The options fully vest a year from the date of grant. Changes in the 1993 Stock Option plan are summarized as follows:

                                   1996               1995               1994
                             ------------------ ------------------ ------------------
                                      WEIGHTED-          WEIGHTED-          WEIGHTED-
                                       AVERAGE            AVERAGE            AVERAGE
                                      EXERCISE           EXERCISE           EXERCISE
                             SHARES     PRICE   SHARES     PRICE   SHARES     PRICE
                             -------  --------- -------  --------- -------  ---------
   Outstanding, beginning
    of year................  883,250    $0.89   582,000    $0.79   307,500    $0.80
   Granted.................    5,000     0.69   305,250     1.09   275,500     0.78
   Exercised...............      --              (1,500)    0.75       --
   Canceled................  (11,000)    0.84    (2,500)    0.75    (1,000)    0.75
                             -------            -------            -------
   Outstanding, end of
    year...................  877,250     0.89   883,250     0.89   582,000     0.79
                             =======            =======            =======
   Exercisable, end of
    year...................  872,250            563,000            301,500
                             =======            =======            =======
   Available for grant, end
    of year................  621,250            120,250            423,000
                             =======            =======            =======

  The following table summarizes information about the outstanding options at December 31, 1996, from the Company's 1983 and 1993 stock option plans:

                                     OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                              --------------------------------- ---------------------
                                           WEIGHTED-
                                            AVERAGE   WEIGHTED-             WEIGHTED-
      RANGE OF                  NUMBER     REMAINING   AVERAGE    NUMBER     AVERAGE
      EXERCISE                OUTSTANDING CONTRACTUAL EXERCISE  EXERCISABLE EXERCISE
       PRICES                 AT 12/31/96    LIFE       PRICE   AT 12/31/96   PRICE
      --------                ----------- ----------- --------- ----------- ---------
     $0.69 to $0.96..........    790,000   6.5 years    $0.82      768,000    $0.82
     $1.00 to $1.25..........    307,250   6.5 years     1.10      307,250     1.10
     $2.50 to $3.00..........     64,500   1.7 years     2.89       34,500     2.79
                               ---------   ---------    -----    ---------    -----
     $0.69 to $3.00..........  1,161,750   5.8 years     1.01    1,109,750     0.96
                               =========   =========    =====    =========    =====

  The 1989 Executive Long-Term Stock Incentive Plan, (amended by the shareholders May 23, 1996) authorizes an aggregate of 500,000 (adjusted for stock dividends) shares of the Company's common stock to be reserved for awards to key employees of the Company. The stock, once granted to the key employees, vests at 20 percent a year from the date of grant. The non-vested shares represent unearned compensation. Changes in the 1989 Executive Long-Term Stock Incentive plan are summarized as follows:

                                                       1996     1995     1994
                                                      -------  -------  -------
     Issued shares, beginning of year................ 261,060  181,660  133,120
     Issued..........................................     --    83,000   51,000
     Returned at termination of employment...........  (3,680)  (3,600)  (2,460)
                                                      -------  -------  -------
     Issued shares, end of year...................... 257,380  261,060  181,660
                                                      =======  =======  =======
     Vested, end of year............................. 131,980   83,590   53,135
                                                      =======  =======  =======
     Available for award, end of year................ 242,620   13,940   93,340
                                                      =======  =======  =======

  Included as a separate deduction of stockholder's equity is deferred compensation relating to this plan of $68,655 and $87,937 as of December 31, 1996, and 1995, respectively.

                              CALPROP CORPORATION

  The 1992 Director Stock Option Plan authorizes an aggregate amount of 100,000 shares to be granted. Each year, the directors that are members of the stock option committee are granted options to buy 7,500 shares at the market price at the date of grant, exercisable one year after grant, and expire 10 years after the grant date. During 1996, 7,500 shares were granted under this plan at an exercise price of $0.69 per share, which represents the market price at the date of grant. At December 31, 1996, no other shares related to this plan were outstanding.

  On May 23, 1996, the Company issued warrants to purchase 150,000 shares of common stock to a consultant. One-third of the warrants were exercisable immediately, one-third are exercisable one year after the grant date, and the remaining one-third are exercisable two years after the grant date. Such warrants have a $1.00 exercise price and expire 5 years from the grant date.

  The weighted-average fair value of the options granted during 1996 and 1995 is $0.55 for the 1993 plan, $0.55 for the 1992 plan, and $0.37 for the warrants. The fair value of options and warrants granted during 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 67 percent, risk free interest rate of 6.5 percent, and an expected life of 10 years for all options and 5 years for all warrants.

  On October 31, 1996, the Company issued warrants to purchase 150,000 shares of common stock to the minority owner of DMM Development, LLC (see Note 2). One-third of the warrants were exercisable immediately, one-third are exercisable one year after the grant date, and the remaining one-third are exercisable two years after the grant date. Such warrants have a $1.00 exercise price and expire 5 years from the grant date. The market price of common stock at the date of issuance was less than the exercise price. Accordingly, no value was ascribed to the warrants.

(9) OTHER INCOME

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

  The Company has an operating lease with a related party that expires in 2001. Future minimum rent as of December 31, 1996, is $92,096 in 1997 through 2000, and $76,746 in 2001, for a total of $445,130. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $101,721 ($34,951 to a related party), $82,178 and $87,122, respectively.

                              CALPROP CORPORATION

(11) QUARTERLY FINANCIAL DATA--(UNAUDITED)

                                       YEAR ENDED DECEMBER 31, 1996
                               ------------------------------------------------
                                 FIRST       SECOND       THIRD       FOURTH
                               ----------  ----------  -----------  -----------
   Sales...................... $1,844,278  $2,550,093  $ 2,626,505  $ 6,696,250
   Gross loss.................    (59,511)    (83,087)  (4,411,503)  (1,972,372)
   Net loss................... $ (770,131) $ (831,099) $(5,001,876) $(2,597,236)
                               ==========  ==========  ===========  ===========
   Net loss per share......... $    (0.18) $    (0.15) $     (0.54) $     (0.28)
                               ==========  ==========  ===========  ===========

                                         YEAR ENDED DECEMBER 31, 1995
                                  --------------------------------------------
                                    FIRST      SECOND     THIRD       FOURTH
                                  ---------- ---------- ----------  ----------
   Sales......................... $3,478,025 $4,263,810 $5,058,756  $4,260,648
   Gross profit (loss)...........    133,546    757,953      7,700     (74,793)
   Net income (loss)............. $1,802,808 $  104,800 $ (469,438) $ (924,789)
                                  ========== ========== ==========  ==========
   Net income (loss) per share
    (primary).................... $     0.35 $     0.00 $    (0.12) $    (0.21)
                                  ========== ========== ==========  ==========
   Net income per share (fully-
    diluted)..................... $     0.19
                                  ==========

  During the third and fourth quarter of 1996, the Company recognized impairment losses for real estate under development and land held for investment of $4,326,848 and $1,766,627, respectively. The impairment losses were for the Company's Victorville, Cypress Cove and Elk Grove projects.

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

                              CALPROP CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                        TRUST
                                                                        DEEDS
                                                          WARRANTY    RECEIVABLE
                                                         -----------  ----------
Balance January 1, 1994................................. $ 1,791,786   $105,790
  Additions charged to operations.......................     143,954        --
  Reductions............................................    (436,332)       --
                                                         -----------   --------
Balance December 31, 1994............................... $ 1,499,408   $105,790
  Additions charged to operations.......................     275,966        --
  Reductions............................................  (1,473,674)   (55,790)
                                                         -----------   --------
Balance December 31, 1995............................... $   301,700   $ 50,000
  Additions charged to operations.......................     399,905        --
  Reductions............................................    (440,204)       --
                                                         -----------   --------
Balance December 31, 1996............................... $   261,401   $ 50,000
                                                         ===========   ========

                               INDEX TO EXHIBITS

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                     DOCUMENT DESCRIPTION                       NUMBER
 -------                    --------------------                     ----------
  3.1    Articles of Incorporation of the Company (Incorporated by
          reference to Exhibit 3.1 to the Company's Amendment No.
          1 to Form S-1 filed with Securities Exchange Commission
          on July 3, 1994 bearing File #33-62516.)
  3.2    By-laws of the Company (Incorporated by reference to
          Exhibit 3.2 to the Company's Amendment No. 1 to Form S-1
          filed with Securities Exchange Commission on July 3,
          1994 bearing File #33-62516.)
 10.1    1983 Calprop Corporation Stock Option Plan (Incorporated
          by reference to the Company's Form S-8 Registration
          Statement (File No. 2-86872), which became effective
          September 30, 1983.)
 10.2    1989 Executive Long-Term Stock Incentive Option Plan
          (Incorporated by reference to the Company's Form S-8
          Registration Statement (File No. 33-33640), which became
          effective March 18, 1991.)
 10.3    1992 Directors Stock Option Plan (Incorporated by
          reference to the Company's Form S-8 Registration
          Statement (File No. 33-57226), which became effective
          January 18, 1993.)
 10.4    1993 Calprop Corporation Stock Option Plan (Incorporated
          by reference to Exhibit 10.3 to the Company's Amendment
          No. 1 to Form S-1 filed with Securities Exchange
          Commission on July 3, 1993 bearing File #33-62516.)
 23      Independent Auditors' Consent
 27      Financial Data Schedule