Form 10-Q
period 1997-03-31
CALPROP CORP
filed 1997-05-14
CIK 16496

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended      March 31, 1997            or
                                  -------------------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from          to
                                  ----------  ----------

Commission File Number  1-6844
                      ------------

                              CALPROP CORPORATION
            (Exact name of registrant as specified in its charter)


         California                                              95-4044835
------------------------------                              -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  13160 Mindanao Way, Marina Del Rey, California                    90292
--------------------------------------------------              -------------
  (Address of principal executive offices)                       (Zip Code)

 (Registrant's telephone number, including area code)  (310) 306-4314
                                                     ------------------

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---  ---

Number of shares outstanding of each of Registrant's classes of common stock, as of April 1, 1997:

                                                    Number of Shares
Title of Each Class                                 Outstanding
------------------------------                      ----------------
Common Stock, no par value per share                9,224,585


                              CALPROP CORPORATION
                              -------------------

                                    Part I
                                    ------

                        ITEM I - FINANCIAL INFORMATION
                        ------------------------------



     Set forth is the unaudited quarterly report for the three months ended March 31, 1997 and 1996, for Calprop Corporation. The information set forth reflects all adjustments that were, in the opinion of management, necessary for a fair presentation.

                              CALPROP CORPORATION
                              -------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------
                                  (Unaudited)




                                                March 31,            December 31,
                                                  1997                  1996
                                             --------------          ------------

Real estate development (note 4)                 22,162,102            21,908,164
Investment in land                                4,037,187             4,037,187
                                                 ----------            ----------
     Total investment in real estate             26,199,289            25,945,351


Other assets:
  Cash and cash equivalents                         949,604             1,224,780
  Prepaid expenses                                   19,293                29,587
  Deferred and other assets                         351,701               333,660
                                                 ----------            ----------
     Total other assets                           1,320,598             1,588,027
                                                 ----------            ----------


     Total assets                                27,519,887            27,533,378
                                                 ==========            ==========








                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                             --------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                  (Unaudited)



                                                      March 31,    December 31,
                                                         1997          1996
                                                    ------------   -----------


Trust deeds and notes payable                          4,836,934     5,011,866
Related party notes                                   12,190,310    12,528,550
                                                    ------------   -----------
   Total trust deeds and notes payable                17,027,244    17,540,416
Community facilities district special tax bonds        2,336,544     2,336,544
Accounts payable and accrued liabilities               3,621,000     3,025,783
Warranty reserves                                        250,611       261,401
                                                    ------------   -----------
  Total liabilities                                   23,235,399    23,164,144
Minority interest (note 4)                               417,980        10,000
Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 9,224,585 shares at
    March 31, 1997 and December 31, 1996               9,224,585     9,224,585
  Additional paid-in capital                          25,911,579    25,911,579
  Deferred compensation                                  (68,655)      (68,655)
  Accumulated deficit                                (31,201,001)  (30,708,275)
                                                    ------------   -----------
   Total stockholders' equity                          3,866,508     4,359,234
                                                    ------------   -----------

   Total liabilities and stockholders' equity         27,519,887    27,533,378
                                                    ============   ===========




                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    --------------------------------------
                                  (Unaudited)



                                                  Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                 1997            1996
                                              -----------     -----------

Development operations:
  Real estate sales                            5,144,495       1,844,278
  Cost of real estate sales                    5,143,288       1,903,789
                                             -----------     -----------
Income (loss) from development operations          1,207         (59,511)


Other income                                       7,386           9,896
                                             -----------     -----------


Other expenses:
  General and administrative expenses            338,543         644,916
  Interest Expense                                87,176             --
  Investment property holding costs               75,600          75,600
                                             -----------     -----------
Total other expenses                             501,319         720,516
                                             -----------     -----------


Net loss                                     $  (492,726)    $  (770,131)
                                             -----------     -----------


Net loss per share (note 3)                  $     (0.05)    $     (0.18)
                                             ===========     ===========






                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                    1997       1996
                                                                                ---------     ---------

   CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                 $ (492,726)   $(770,131)
     Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                 7,932        5,701
     Provision for warranty reserves                                              47,389       68,319
     Change in assets and liabilities:
         Increase in deferred and other assets                                   (21,874)     (23,588)
         Increase in investment in land                                               --       (1,873)
         Decrease in prepaid expenses                                             10,294      185,040
         Increase (decrease) in accounts payable and accrued liabilities         537,038     (364,983)
         Additions to real estate development in process                      (5,397,226)  (2,681,615)
         Cost of real estate sales                                             5,143,288    1,903,789
                                                                               ---------    ---------
            Net cash used in operating activities                               (165,885)  (1,679,341)


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                            (4,099)     (50,694)
                                                                               ---------    ---------
        Net cash used in investing activities                                     (4,099)     (50,694)


CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under construction loans-related parties                            520,818    1,065,000
  Payments under construction loans-related parties                             (739,058)    (756,087)
  Borrowings under construction loans                                          3,594,816    1,881,169
  Payments under construction loans                                           (3,769,748)  (1,012,533)
  Contributions from limited liability company member                            287,980           --
                                                                               ---------    ---------
        Net cash (used in) provided by financing activities                     (105,192)   1,177,549
                                                                               ---------    ---------
 Net decrease in cash and cash equivalents                                      (275,176)    (552,486)
 Cash and cash equivalents at beginning of periods                             1,224,780      758,324
                                                                               ---------    ---------
 Cash and cash equivalents at end of periods                                   $ 949,604    $ 205,838
                                                                               =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest (net of amount capitalized)                                            87,176        2,094

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Exchange of loan from related party for minority interest in
  limited liability company                                                      120,000           --
  Accrual of preferred dividend                                                       --      115,752

                    The accompanying notes are an integral
                      part of these financial statements

                              CALPROP CORPORATION
                              -------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                     PERIODS ENDED MARCH 31, 1997 and 1996
                    --------------------------------------
                                  (Unaudited)


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

     The results of operations for the three months ended March 31, 1997, may not be indicative of the operating results for the year ending December 31, 1997.


Note 2:   Income taxes
          ------------

     As of March 31, 1997, the Company had net operating carryforwards for federal and state tax purposes of approximately $12,600,000 and $16,600,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2011, and from 1998 through 2007, respectively.

Note 3:   Net income per share
          --------------------

     Net income per share has been computed based upon the weighted average number of shares outstanding.



                                                         Three Months Ended
                                                              March 31,

                                           --------------------------------
                                                 1997                  1996
                                           --------------------------------

  Weighted average number of common
    shares and common stock equivalents
    adjusted for stock dividends             9,224,585             4,899,030



  Net loss                                    (492,726)             (770,131)

  Loss per share (after giving effect
     of preferred stock dividend in 1996)    $   (0.05)           $    (0.18)
                                             =========            ==========


Note 4:  Minority Interest
         -----------------

     The Company has consolidated the financial statements of DMM Development, LLC ("DMM") and Montserrat Development Co., LLC ("MDC"). Calprop Corporation is entitled to receive two-thirds of profits of DMM, and the other owner, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of
profits.   On February 10, 1997, the Company and an officer of the Company formed MDC. As part of the formation, the Company contributed 24 partially developed lots of its Montserrat project, in Murrieta, California, for a basis of $550,000, and the officer exchanged a $120,000 note due from the Company for a basis of $120,000. Additionally, on March 27, 1997, the officer contributed $287,980 in cash to MDC. Ninety-nine percent of profits of MDC is to be received by Calprop Corporation, and the remaining 1 percent of profits is to be received by the officer. As of March 31, 1997, RGC's ownership percentage in DMM was 24 percent, and the officer's ownership percentage in MDC was 41 percent. As a result of the consolidations, the Company has recorded minority interest of $417,980 and $10,000 as of March 31, 1997, and December 31, 1996, respectively.

Item 2  Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

     The Company's sales revenue during the first quarter of the last two years increased from $1,844,278 in 1996 to $5,144,495 in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 1997, the Company had remaining loan commitments from banks and a related party of approximately $4,490,000 and $1,300,000, respectively, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

     In February of 1997, Imperial Bank made a $1,538,250 and a $2,121,770 construction loan to the Company for the construction of 10 units and 14 units, respectively, in the Montserrat project in Murrieta, California. The notes provide for interest at the prime rate plus 1.5% and a loan service charge of
1.5 points. The loan provides for paydowns with each closing, however, all principal and interest is due no later than February 7, 1998. Per the terms of each loan, a sixth month extension is available should it be required. As of March 31, 1997, the outstanding balances on these loans totaled $168,008.

     In March of 1997, the Company repaid a $500,000 unsecured loan from the Curci-Turner Company, a related party.

     As of March 31, 1997, the Company had six projects in various stages of development, with four producing revenues from completed homes: Cypress Cove, Summertree Park, Pleasant Oaks Estates and Montserrat. The remaining two projects, Cierra Del Lago and Antares, formerly Montana Del Lago and Elysian 2, respectively, are in the initial stages of development. As of March 31, 1997, the Company has 73 homes under construction, of which 44 are in escrow and 29 are unsold, and 15 homes completed, of which 5 are in escrow, three are unsold and 7 are models not yet released for sale. Additionally, the Company has an inventory of 241 improved lots and 548 unimproved mapped lots.

     The Company believes that, based on its agreements with its existing institutional lenders, and the Curci-Turner Company, even with the continued slowdown in certain of its marketplaces, it will have sufficient liquidity to finance its construction projects in 1997 through funds generated from operations and funds available under its existing loan commitments. In addition, the Company believes that if necessary, additional funds could be obtained by using its internally financed real estate development in process as collateral for additional loans.

RESULTS OF OPERATIONS
---------------------

     Net loss changed from $770,131 in the first quarter of 1996 to $492,726 in the first quarter of 1997. This decrease in loss is primarily due to a decrease in general and administrative expenses as a result of reduced payroll and legal costs.

     Gross profit/loss increased from a loss of $59,511 for the first quarter of 1996 to a profit of $1,207 for the first quarter of 1997. The increase in gross profit is primarily due to an increase in sales.

     During the first quarter of the last two years, gross revenues increased from $1,844,278 in 1996 to $5,144,495 in 1997. In the first quarter of 1996 the
Company sold 10 homes with an average sales price of $184,428, and in the first quarter of 1997 the Company sold 23 homes with an average sales price of 223,674. The increase in gross revenue between the first quarters of 1996 and 1997, is primarily due to an increase in the availability of homes between the first quarters of 1996 and 1997.

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



              CALPROP CORPORATION



           By:   /s/ Mark F. Spiro                          .
               ---------------------------------------------
               Mark F. Spiro
               Vice President/Secretary/Treasurer
               (Chief Financial and Accounting Officer)
               May 12, 1997