Form 10-Q
period 1997-06-30
CALPROP CORP
filed 1997-08-14
CIK 16496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   June 30, 1997  or
                                       ---------------

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from              to
                                     -------------     --------------

Commission File Number  1-6844
                      ------------

                              CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)

                 California                                        95-4044835
 ---------------------------------------------                     -------------------
       (State or other jurisdiction of                             (I.R.S. Employer
        incorporation or organization)                             Identification No.)

 13160 Mindanao Way, Suite 180, Marina Del Rey, California             90292
 ---------------------------------------------------------         -------------
       (Address of principal executive offices)                      (Zip Code)

 (Registrant's telephone number, including area code)  (310) 306-4314
                                                       --------------

                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X    NO
                                              ---   ---

Number of shares outstanding of each of Registrant's classes of common stock, as of July 17,1997:

                                                      Number of Shares
Title of Each Class                                   Outstanding
------------------------------                        ----------------
Common Stock, no par value per share                  9,222,785

                              CALPROP CORPORATION
                              -------------------

                                     Part I
                                     ------

                         ITEM I - FINANCIAL INFORMATION
                         ------------------------------



    Set forth is the unaudited quarterly report for the quarters ended June 30, 1997 and 1996, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                              CALPROP CORPORATION
                              -------------------

                                 BALANCE SHEETS
                                ---------------

                                     ASSETS
                                     ------
                                  (Unaudited)


                                                                   June 30,               December 31,
                                                                     1997                     1996
                                                                  ----------              ------------
Real estate development (note 4)                                  19,383,373               21,908,164
Investment in land                                                 4,037,187                4,037 187
                                                                  ----------              -----------
     Total investment in real estate                              23,420,560               25,945,351

Other assets:
  Cash and cash equivalents                                        1,972,906                1,224,780
  Prepaid expenses                                                        --                   29,587
  Deferred and other assets                                          328,352                  333,660
                                                                  ----------              -----------
Total other assets                                                 2,301,258                1,588,027
                                                                  ----------              -----------
    Total assets                                                  25,721,818               27,533,378
                                                                  ==========              ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              --------------------

                                 BALANCE SHEETS
                                ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                  (Unaudited)

                                                                     June 30,              December 31,
                                                                       1997                    1996
                                                                    ----------             ------------
Trust deeds and notes payable                                        4,595,362               5,011,866
Related party notes                                                 11,449,877              12,528,550
                                                                    ----------              ----------
     Total trust deeds and notes payable                            16,045,239              17,540,416
Community facilities district special tax bonds                      2,336,544               2,336,544
Accounts payable and accrued liabilities                             3,613,062               3,025,783
Warranty reserves                                                      251,872                 261,401
                                                                    ----------              ----------
     Total liabilities                                              22,246,717              23,164,144

Minority interest (note 4)                                             125,743                  10,000

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 9,222,785 and
      9,224,585 shares at June 30, 1997 and
      December 31, 1996, respectively                                9,222,785               9,224,585
  Additional paid-in capital                                        25,912,531              25,911,579
  Deferred compensation                                                (67,807)                (68,655)
  Accumulated deficit                                              (31,718,151)            (30,708,275)
                                                                    ----------              ----------
     Total stockholders' equity                                      3,349,358               4,359,234
                                                                    ----------              ----------
     Total liabilities and stockholders' equity                     25,721,818              27,533,378
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

                              CALPROP CORPORATION
                              -------------------

                            STATEMENTS OF OPERATIONS
                           -------------------------
                                  (Unaudited)

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                       June 30,
                                                                ------------------------      --------------------------
                                                                   1997          1996             1997           1996
                                                                ---------      ---------      -----------    -----------

Development operations:
  Real estate sales                                             9,085,987      2,550,093       14,230,482       4,394,371
  Cost of real estate sales                                     9,053,525      2,633,180       14,196,813       4,536,969
                                                                ---------      ---------      -----------     -----------
Income (loss) from development operations                          32,462        (83,087)          33,669        (142,598)

Other income                                                       27,946          1,176           35,332          11,072
                                                                ---------      ---------      -----------     -----------

 Other expenses:
  General and administrative expenses                             465,299        670,629          803,842       1,315,545
  Interest expense                                                 40,916             --          128,092              --
  Investment property holding costs                                75,600         78,559          151,200         154,159
                                                                ---------      ---------      -----------     -----------
Total other expenses                                              581,815        749,188        1,083,134       1,469,704
                                                                ---------      ---------      -----------     -----------

Minority interests (note 4)                                        (4,257)            --           (4,257)           - --

Net loss                                                        $(517,150)     $(831,099)     $(1,009,876)    $(1,601,230)
                                                                ---------      ---------      -----------     -----------

Net loss per share (note 3)                                     $   (0.06)     $   (0.15)     $     (0.11)    $     (0.33)
                                                                =========      =========      ===========     ===========




                     The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION
                              -------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)


                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                       ---------------------------       ---------------------------
                                                                          1997              1996            1997             1996
                                                                       -----------     -----------       ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $ (517,150)     $ (831,099)      (1,009,876)     (1,601,230)

     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Minority interests                                                 (4,257)             --           (4,257)             --
         Depreciation and amortization                                       8,099           7,376           16,031          13,077
         Provision for warranty reserves                                    84,764          38,190          132,153         106,509
     Change in assets and liabilities:
         Decrease (increase) in deferred and other assets                   19,371         (16,724)          (2,503)        (40,312)
         Decrease in investments in land                                        --              --               --          (1,873)
         Decrease in prepaid expenses                                       19,293         144,274           29,587         329,314
         (Decrease) increase in accounts payable and accrued
          liabilities and warranty reserves                                (91,441)      1,251,724          445,597         886,741
          Additions to real estate development in process               (6,274,796)     (3,288,931)     (11,672,022)     (5,970,546)
          Cost of real estate sales                                      9,053,525       2,633,180       14,196,813       4,536,969
                                                                        ----------      ----------       ----------      ----------
               Net cash provided by (used in) operating activities       2,297,408         (62,010)       2,131,523      (1,741,351)


CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                                   (4,121)        (23,181)          (8,220)        (73,875)
                                                                        ----------      ----------       ----------      ----------
               Net cash used in investing activities                        (4,121)        (23,181)          (8,220)        (73,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under construction loans-related parties                 4,107,260         850,000        4,628,078       1,915,000
     Payments under construction loans-related parties                  (4,847,693)       (864,713)      (5,586,751)     (1,620,800)
     Borrowings under construction loans                                 3,320,306       2,291,633        6,915,122       4,172,802
     Payments under construction loans                                  (3,561,878)       (987,036)      (7,331,626)     (1,999,569)
     Contributions from joint venture partner                                   --              --          287,980              --
     Distribution to joint venture partner                                (287,980)             --         (287,980)             --
     Redemption of convertible preferred stock                                  --        (242,116)             --         (242,116)
                                                                        ----------      ----------       ----------      ----------
             Net cash (used in) provided by financing activities        (1,269,985)      1,047,768       (1,375,177)      2,225,317
                                                                        ----------      ----------       ----------      ----------
     Net increase in cash and cash equivalents                           1,023,302         962,577          748,126         410,091
     Cash and cash equivalents at beginning of periods                     949,604         205,838        1,224,780         758,324
                                                                        ----------      ----------       ----------      ----------
     Cash and cash equivalents at end of periods                        $1,972,906      $1,168,415       $1,972,906      $1,168,415
                                                                        ==========      ==========       ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the periods for -
         Interest (net of amount capitalized)                               40,916           2,362          128,092           4,456

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Accrual of preferred dividend                                              --          86,496               --         202,247
     Conversion of convertible preferred stock to common stock                  --       4,329,235               --       4,329,235
     Conversion of accrued preferred dividends to notes payable                 --       1,054,158               --       1,054,158
     Exchange of loan from related party to minority interest                   --              --          120,000              --


                     The accompanying notes are an integral
                       part of these financial statements

                              CALPROP CORPORATION
                              -------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                     PERIODS ENDED JUNE 30, 1997 AND 1996
                     ------------------------------------
                                  (Unaudited)


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

    The results of operations for the six months ended June 30, 1997 may not be indicative of the operating results for the year ending December 31, 1997.


Note 2:   Income taxes
          ------------

    As of June 30, 1997, the Company had net operating carryforwards for federal and state tax purposes of approximately $13,100,000 and $16,800,000, respectively. For federal and state tax purposes the net operating carryforwards expire from 2007 through 2011, and from 1998 through 2007, respectively.


Note 3:   Net income per share
          --------------------

    Net income per share has been computed based upon the weighted average number of shares outstanding.

                                                                         Three Months Ended                  Six Months Ended
                                                                               June 30,                           June 30,
                                                                      -------------------------         --------------------------
                                                                         1997          1996                 1997          1996
                                                                      ----------     ----------         ----------    ------------
Weighted average number of common
shares and common stock equivalents
adjusted for stock dividends                                          9,223,932      5,993,266            9,224,257     5,446,151
                                                                      =========      =========            =========     =========

Net loss                                                              $(517,150)     $(831,099)         $(1,009,876)  $(1,601,230)
                                                                      ==========     =========          ===========   ===========

Loss per share:                                                       $   (0.06)     $   (0.15)         $     (0.11)  $     (0.33)
                                                                      ==========     =========          ===========   ===========

Note 4: Minority interest
        -----------------

     The Company has consolidated the financial statements of DMM Development, LLC ("DMM"), a joint-venture formed for the development of Cierra del Lago and Antares projects, and Montserrat Development Co., LLC ("MDC"), a joint-venture formed for the development of a certain lots in the Montserrat project. Calprop Corporation is entitled to receive two-thirds of the profits of DMM, and the other owner, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining
one-third of profits.   On February 10, 1997, the Company and an officer of the
Company formed MDC. As part of the formation, the Company contributed 24 partially developed lots of its Montserrat project, in Murrieta, California, for a basis of $550,000, and the officer exchanged a $120,000 note due from the Company for a basis of $120,000. Ninety-nine percent of the profits or losses from the development of the 24 lots is to be received by Calprop Corporation, and the remaining 1 percent of the profits or losses is to be received by the officer. In July of 1997, the Company contributed an additional 29 partially developed lots to MDC to facilitate construction financing and based on the Company's agreement with the officer, the Company is to receive one hundred percent of the profits or losses from the development of these additional lots. As of June 30, 1997, RGC's ownership percentage in DMM was fifty percent, and the officer's ownership percentage in MDC was approximately ten percent. As a result of the consolidations, the Company has recorded minority interest of $125,743 and $10,000 as of June 30, 1997, and December 31, 1996, respectively.

Item 2  Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

        The Company's sales revenue during the second quarters of the last two years increased from $2,550,093 in 1996 to $9,085,987 in 1997. During the first six months of the last two years, sales revenues increased from $4,394,371 in 1996 to $14,230,482 in 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of June 30, 1997, the Company had remaining loan commitments from financial institutions of approximately $1,600,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

     In June of 1997, Mission Gorge, LLC, a fifty percent owned subsidiary of the Company, made a $2,000,000 working capital loan to the Company with funds borrowed from the Curci-Turner Company. The terms of the note from the Curci-Turner Company to Mission Gorge, LLC is comparable with those of the note from Mission Gorge, LLC to the Company. The note provides for interest at 12% payable monthly. All principal and unpaid interest is due no later than June 1, 1999. As of June 30, 1997, the outstanding balance on the loan was $2,000,000.

     In June of 1997, Oak Properties 24, LLC, made a $752,000 loan to the company for the purchase of 112 fully developed lots in Murrieta California. The note provides for interest at 4% payable monthly. All principal and interest is due no later than December 10, 1998. As of June 30, 1997, the outstanding balance on the loan was $752,000.

     As of June 30 , 1997, the Company had five projects in various stages of development with three producing revenues from completed homes: Cypress Cove, Summertree Park and Montserrat. Additionally, during the second quarter of 1997, the Company sold the final home in the Pleasant Oaks Estates project. The remaining two projects, Cierra del Lago and Antares, were in the initial stages of development. As of June 30 , 1997, the Company had 46 homes under construction, of which 19 were in escrow and 27 were available for sale, and had 29 homes completed, of which 11 were in escrow, 11 were available for sale and 7 were models not yet released for sale. The Company also owned 334 improved lots and 548 unimproved mapped lots.

     The Company believes that, based on agreements with its existing institutional lenders and the Curci-Turner Company, it will have sufficient liquidity to finance its construction projects in 1997 through funds generated from operations and funds available under its existing loan commitments. In addition, the Company believes that if necessary, additional funds could be obtained by using its unencumbered real estate developments as collateral for additional loans.


RESULTS OF OPERATIONS
---------------------


     Net loss decreased from $831,099 in the second quarter of 1996 to $517,150 in the second quarter of 1997. Net loss for the first six months decreased from $1,601,230 in 1996 to $1,009,876 in 1997.

     Gross profit/loss changed from a loss of $83,087 for the second quarter of 1996 to a profit of $32,462 for the second quarter of 1997. For the six month period ended June 30, gross profit/loss changed from loss of $142,598 in 1996 to a profit of $33,669 in 1997. The change in gross profit in both periods is primarily a result of an increase in total revenue.

     During the second quarters of the last two years, gross revenues increased from $2,550,093 in 1996 to $9,085,987 in 1997. During the first six months of the year, gross revenues increased from $4,394,371 in 1996 to $14,230,482 in 1997. In the second quarter of 1996 the Company sold 12 homes with an average sales price of $212,508, and in the second quarter of 1997 the Company sold 37 homes with an average sales price of $245,567. In the first six months of 1996 and 1997, the Company sold 22 and 60 homes, respectively, with an average sales price in the first six months of 1996 of $199,744, compared to an average sales price in the first six months of 1997 of $237,175. The increase in the number of sales and gross revenue between the first six months of 1996 and 1997, is primarily due to an increase in available units for sale as the Company was building its first phase of homes in the Summertree Park project in Elk Grove and the Montserrat project in Murrieta in the first six months of 1996. In the first six months of 1997, the 24 homes in the second phase of development in the Montserrat project were completed. Additionally, in the first six months of 1997, the Company completed 20 units in the final phase in the Cypress Cove project. The increase in average sales price from the first six months of 1996 to the first six months of 1997 is mainly a result of an increase in the number of homes sold in the Cypress Cove project as these homes have higher sales prices than those of the Company's other projects.

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



           CALPROP CORPORATION



         By:   /s/ Mark F. Spiro
             ---------------------------------------------
             Mark F. Spiro
             Vice President/Secretary/Treasurer
             (Chief Financial and Accounting Officer)
             August 12, 1997