Form 10-Q
period 1997-09-30
CALPROP CORP
filed 1997-11-14
CIK 16496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended           September 30, 1997          or
                                    -------------------------------------

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                      to
                                    --------------------    ------------------

Commission File Number  1-6844
                       --------

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)


               California                                   95-4044835
   -------------------------------                     -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

13160 Mindanao Way, Suite 180, Marina Del Rey, California       90292
---------------------------------------------------------    ----------
    (Address of principal executive offices)                 (Zip Code)

   (Registrant's telephone number, including area code)  (310) 306-4314
                                                       ------------------

                                 Not Applicable
           (Former name, former address and former fiscal year,
                         if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---   ---

Number of shares outstanding of each of Registrant's classes of common stock, as of October 20,1997:

                                                  Number of Shares
Title of Each Class                               Outstanding
-------------------                               ----------------
Common Stock, no par value                        9,304,785

                               CALPROP CORPORATION

                                     PART I

                         ITEM I - FINANCIAL INFORMATION



          Set forth is the unaudited quarterly report for the quarters ended September 30, 1997 and 1996, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)



                                             September 30,  December 31,
                                                 1997           1996
                                             -------------  ------------
Real estate development (notes 1 and 5)       21,056,258     21,908,164
Investment in land (notes 1 and 5)             2,979,658      4,037,187
                                              ----------     ----------
     Total investment in real estate          24,035,916     25,945,351

Other assets:
  Cash and cash equivalents                    3,465,537      1,224,780
  Prepaid expenses                                34,723         29,587
  Deferred and other assets                      338,334        333,660
                                              ----------     ----------
     Total other assets                        3,838,594      1,588,027
                                              ----------     ----------

     Total assets                             27,874,510     27,533,378
                                              ----------     ----------
                                              ----------     ----------



                     The accompanying notes are an integral
                       part of these financial statements.

                              CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                  September 30,   December 31,
                                                      1997          1996
                                                  -------------   ------------
Trust deeds and notes payable                        5,973,695      5,011,866
Related party notes                                 12,948,879     12,528,550
                                                   -----------    -----------
     Total trust deeds and notes payable            18,922,574     17,540,416
Community facilities district special tax bonds      2,336,544      2,336,544
Accounts payable and accrued liabilities             3,343,952      3,025,783
Warranty reserves                                      236,543        261,401
                                                   -----------    -----------
     Total liabilities                              24,839,613     23,164,144

Minority interest (note 4)                              10,883         10,000

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 9,222,785 and
      9,224,585 shares at September 30, 1997 and
      December 31, 1996, respectively                9,222,785      9,224,585
  Additional paid-in capital                        25,912,531     25,911,579
  Deferred compensation                                (67,807)       (68,655)
  Accumulated deficit                              (32,043,495)   (30,708,275)
                                                   -----------    -----------
     Total stockholders' equity                      3,024,014      4,359,234
                                                   -----------    -----------

     Total liabilities and stockholders' equity     27,874,510     27,533,378
                                                   -----------    -----------
                                                   -----------    -----------




                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                    -------------------------     -------------------------
                                                        1997          1996            1997         1996
                                                    -----------   -----------     ------------  -----------
Development operations:

  Real estate sales                                   5,114,792     2,626,505       19,345,274    7,020,876
  Cost of real estate sales                           5,082,721     2,711,160       19,279,534    7,248,129
                                                    -----------   -----------     ------------  -----------
                                                         32,071       (84,655)          65,740     (227,253)
  Recognition of impairment of real estate under
    development and land held for investment (note 1)        --    (4,326,848)              --   (4,326,848)
                                                    -----------   -----------     ------------  -----------
Income (loss) from development operations                32,071    (4,411,503)          65,740   (4,554,101)

Other income                                             27,080        29,334           62,412       40,406

Other expenses:
  General and administrative expenses                   222,040       326,253        1,025,882    1,641,798
  Interest expense                                      122,677       217,854          250,769      217,854
  Investment property holding costs                      34,638        75,600          185,838      229,759
                                                    -----------   -----------     ------------  -----------
Total other expenses                                    379,355       619,707        1,462,489    2,089,411
                                                    -----------   -----------     ------------  -----------

Minority interests (note 4)                               5,140            --              883         --

Net loss                                            $  (325,344)  $(5,001,876)    $ (1,335,220) $(6,603,106)
                                                    -----------   -----------     ------------  -----------
                                                    -----------   -----------     ------------  -----------

Net loss per share (note 3)                              $(0.04)       $(0.54)          $(0.14)      $(1.01)
                                                         ------        ------           ------       ------
                                                         ------        ------           ------       ------


                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                --------------------------   ---------------------------
                                                                    1997          1996           1997            1996
                                                                -----------    -----------   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $  (325,344)   $(5,001,876)    (1,335,220)    (6,603,106)
     Adjustments to reconcile net (loss) income
          to net cash provided by operating activities:
         Minority interests                                           5,140             --            883           --
         Depreciation and amortization                                8,235          7,875         24,266         20,952
         Recognition of impairment of real estate under
          development and land held for investment                     --        4,326,848           --        4,326,848
         Provision for warranty reserves                             43,316         75,578        175,469        182,087
     Change in assets and liabilities:
         Increase in deferred and other assets                      (17,351)        (9,532)       (19,854)       (49,844)
         Increase in investments in land                                 --         (2,580)            --         (4,453)
         (Increase) decrease in prepaid expenses                    (34,723)       (80,985)        (5,136)       248,329
         (Decrease) increase in accounts payable and accrued
          liabilities and warranty reserves                        (327,755)      (847,235)       117,842         39,506
         Additions to real estate development in process         (5,698,077)    (3,563,752)   (17,370,099)    (9,534,298)
         Cost of real estate sales                                5,082,721      2,711,160     19,279,534      7,248,129
                                                                -----------    -----------   ------------    -----------
               Net cash (used in) provided by operating
                 activities                                      (1,263,838)    (2,384,499)       867,685     (4,125,850)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                              (866)            --         (9,086)       (73,875)
                                                                -----------    -----------   ------------    -----------
               Net cash used in investing activities                   (866)            --         (9,086)       (73,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under construction loans-related parties          2,000,000      2,270,029      6,628,078      4,185,029
     Payments under construction loans-related parties             (500,998)    (1,077,241)    (6,087,749)    (2,698,041)
     Borrowings under construction loans                          3,582,534      2,638,846     10,497,656      6,811,648
     Payments under construction loans                           (2,204,201)    (1,184,088)    (9,535,827)    (3,183,657)
     Contributions from joint venture partner                            --             --        287,980           --
     Distribution to joint venture partner                         (120,000)            --       (407,980)          --
     Payments of preferred stock dividends                               --        (77,351)            --        (77,351)
     Redemption of convertible preferred stock                           --             --             --       (242,116)
                                                                -----------    -----------   ------------    -----------
               Net cash provided by financing activities          2,757,335      2,570,195      1,382,158      4,795,512
                                                                -----------    -----------   ------------    -----------
     Net increase in cash and cash equivalents                    1,492,631        185,696      2,240,757        595,787
     Cash and cash equivalents at beginning of periods            1,972,906      1,168,415      1,224,780        758,324
                                                                -----------    -----------   ------------    -----------
     Cash and cash equivalents at end of periods                $ 3,465,537    $ 1,354,111   $  3,465,537    $ 1,354,111
                                                                -----------    -----------   ------------    -----------
                                                                -----------    -----------   ------------    -----------


                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                  -----------------------      ------------------------
                                                                    1997          1996           1997            1996
                                                                  ---------     ---------      ---------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the periods for -
         Interest (net of amount capitalized)                       122,677       213,398        250,769        217,854

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Accrual of preferred dividend                                       --           --             --         202,247
     Conversion of  preferred stock to common stock                      --           --             --       4,329,235
     Conversion of accrued preferred dividends to notes payable          --           --             --       1,054,158
     Exchange of loan from related party to minority interest            --           --         120,000            --
     Exchange of real estate under development and loan payable
       for fifty percent interest in a joint venture              2,000,000           --       2,000,000            --




                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                   PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


Note 1:   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

          The results of operations for the nine months ended September 30, 1997 may not be indicative of the operating results for the year ending December 31, 1997.


Note 2:   INCOME TAXES

          As of September 30, 1997, the Company had net operating carryforwards for federal and state tax purposes of approximately $13,100,000 and $16,800,000, respectively. For federal and state tax purposes the net operating carryforwards expire from 2007 through 2011, and from 1998 through 2007, respectively.

Note 3:   NET INCOME PER SHARE

          Net income per share has been computed based upon the weighted average number of shares outstanding.


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                --------------------------   ---------------------------
                                                    1997          1996           1997            1996
                                               -----------    -----------   ------------    -----------
Weighted average number of common
     shares and common stock equivalents
     adjusted for stock dividends                9,222,785      9,228,265      9,223,761      6,716,053
                                               -----------    -----------   ------------    -----------
                                               -----------    -----------   ------------    -----------

Net loss                                       $  (325,344)   $(5,001,876)  $(1,335,220)    $(6,603,106)
                                               -----------    -----------   ------------    -----------
                                               -----------    -----------   ------------    -----------

Loss per share (after giving effect
 of preferred stock dividend in 1996):              $(0.04)        $(0.54)        $(0.14)        $(1.01)
                                                    ------         ------         ------         ------
                                                    ------         ------         ------         ------


Note 4: MINORITY INTEREST

     The Company has consolidated the financial statements of DMM Development, LLC ("DMM"), a joint-venture formed for the development of the Cierra del Lago and Antares projects, and Montserrat Development Co., LLC ("MDC"), a joint-venture formed for the development of certain lots in the Montserrat project. Calprop Corporation is entitled to receive two-thirds of the profits of DMM, and the other owner, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of the profits. On February 10, 1997, the Company and an officer of the Company formed MDC. As part of the formation, the Company contributed 24 partially developed lots of its Montserrat project, in Murrieta, California, for a basis of $550,000, and the officer exchanged a $120,000 note due from the Company for a basis of $120,000. Ninety-nine percent of the profits or losses from the development of the 24 lots is to be received by Calprop Corporation, and the remaining 1 percent of the profits or losses is to be received by the officer. In July of 1997, the Company contributed an additional 29 partially developed lots to MDC to facilitate construction financing and based on the Company's agreement with the officer, the Company is to receive one hundred percent of the profits or losses from the development of these additional lots. During the third quarter of 1997, all of the initial 24 lots were sold, the officer was paid his equity and his share of the profits, and the Company became the sole owner of MDC. As of September 30, 1997, RGC's ownership percentage in DMM was fifty percent. As a result of the consolidations, the Company has recorded minority interest of $10,883 and $10,000 as of September 30, 1997, and December 31, 1996, respectively.

Note 5:  INVESTMENT IN LAND

     During the third quarter of 1997, the Company transferred $1,057,529, the value of the Mockingbird Canyon property in Riverside County, California, from Investment in Land to Real Estate Under Development because development activities commenced in the project.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's sales revenue during the third quarters of the last two years increased from $2,626,505 in 1996 to $5,114,792 in 1997. During the first nine months of the last two years, sales revenues increased from $7,020,876 in 1996 to $19,345,274 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had remaining loan commitments from financial institutions of approximately $2,300,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

     During September of 1997, the Curci-Turner Company, a related party, made a $2,025,000 loan commitment to the company for the purchase, which occurred in October of 1997, of 115 entitled lots in Healdsburg, California. The loan provides for interest at 12% and provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. All principal and interest is due no later than October 1, 2000. As of September 30, 1997, the outstanding balance on the loan was $2,000,000.

     During July of 1997, Imperial Bank made a $4,226,170 construction loan to the Company for the construction of 24 units in the Montserrat project in Murrieta, California. The note provides for interest at the prime rate plus 1.25% and a loan service charge of 1.25 points. The loan provides for paydowns with each closing, however, all principal and interest is due no
later than July 23, 1998.   As of September 30, 1997, the outstanding
balance on the loan was $1,730,404.

     As of September 30, 1997, the Company had nine projects in various stages of development with two producing revenues from completed homes:
Summertree Park and Montserrat. Additionally, during the third quarter of 1997, the Company sold the final home in the Cypress Cove project. The remaining four projects, Cierra del Lago, Antares, Montserrat Estates and Mockingbird Canyon, were in the initial stages of development. As of September 30 , 1997, the Company controlled 1,244 lots, of which, 944 were owned by the company and in various stages of development, and 300 were in escrow. Of the 944 owned lots, the Company had 27 homes completed (6 were in escrow, 14 were available for sale and 7 were models not yet released for sale), 65 homes under construction (30 were in escrow and 35 were available for sale), 304 improved lots and 548 unimproved entitled lots.

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


RESULTS OF OPERATIONS

     Net loss decreased from $5,001,876 in the third quarter of 1996 to $325,344 in the third quarter of 1997. Net loss for the first nine months decreased from $6,603,106 in 1996 to $1,335,220 in 1997. The decrease in net loss for the three month and the nine month periods is primarily due to the write down of real estate under development and land held for investment of $4,326,848 in the third quarter of 1996.

     Gross profit/loss changed from a loss of $84,655 for the third quarter of 1996 to a profit of $32,071 for the third quarter of 1997. For the nine month period ended September 30, gross profit/loss changed from loss of $227,253 in 1996 to a profit of $65,740 in 1997. The change in gross profit in both periods is primarily a result of an increase in total revenue.

     During the third quarters of the last two years, gross revenues increased from $2,626,505 in 1996 to $5,114,792 in 1997. During the first nine months of the year, gross revenues increased from $7,020,876 in 1996 to $19,345,274 in 1997. In the third quarter of 1996 the Company sold 14 homes with average sales prices of $187,608, and in the third quarter of 1997 the Company sold 24 homes with an average sales price of $213,116. In the first nine months of 1996 and 1997, the Company sold 36 and 84 homes, respectively, with average sales prices of $195,024 and $230,301, respectively. The increase in the number of sales and gross revenue between the first nine months of 1996 and 1997, is primarily due to an increase in available units for sale. The increase in average sales price from the first nine months of 1996 to the first nine months of 1997 is mainly a result of an increase in the number of homes sold in the Cypress Cove project as these homes have higher sales prices than those of the Company's other projects.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits -

               27   Financial data schedule






                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        CALPROP CORPORATION



                   By:  /s/ Mark F. Spiro
                        ----------------------------------
                        Mark F. Spiro
                        Vice President/Secretary/Treasurer
                        (Chief Financial and Accounting Officer)
                        November 13, 1997