Form 10-K
period 1997-12-31
CALPROP CORP
filed 1998-03-31
CIK 16496

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 1-6844
                            ------------------------

                              CALPROP CORPORATION

             (Exact name of registrant as specified in its charter)

         INCORPORATED IN CALIFORNIA         (IRS EMPLOYER IDENTIFICATION NO.)
          13160 Mindanao Way, #180                     95-4044835
      Marina Del Rey, California 90292
               (310) 306-4314

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K /X/.

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                          $8,255,437 at March 02, 1998

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 9,434,785 Shares Outstanding at March 02, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's definitive Proxy Statement for 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    During 1997, the Company was primarily engaged in the development of 317 lots, and the construction and marketing of 220 single-family detached homes and 31 townhomes. As of December 31, 1997, the Company had seven residential housing projects in various stages of development , consisting of 145 homes under construction (114 were in escrow), 5 completed homes and 317 lots under development. Additionally, the Company has 10 model homes used in selling the various types of housing developed. The Companys products range from less expensive homes for first-time buyers to more expensive near custom homes.

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

    Projects in which product is currently in the marketing stage are Summertree Park, Montserrat, Montserrat Estates, Antares and Cierra Del Lago. All such projects are being marketed through realtors who have no other affiliation with the Company.

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

EMPLOYEES

    The Company has approximately eighteen full-time employees, including four executive officers, eight persons in its finance, marketing and operations departments, and six field superintendents and general laborers. The Company also employs temporary and part-time laborers from time to time as necessary. None of the Company's employees is currently represented by a collective bargaining unit. The Company compensates its employees with salaries and fringe benefits that it believes are competitive with the building industry and the local economy. The Company believes that relations with its employees generally are excellent.

LICENSING

    The Company is licensed by the State of California as a general building contractor, and this license is essential to its operations. This license must be renewed every two years. The Company's current license expires in June 1998 and the Company expects to renew its license on or before expiration.

ITEM 2. PROPERTIES

CURRENT PROJECTS

    The table below sets forth certain information relating to the Company's current projects as of December 31, 1997 and certain information relating to the Company's development operations during the previous twelve months. In addition, the Company owns 517 entitled lots in Victorville, California.

                                                                                  UNITS       UNITS SOLD    REMAINING
                                                    UNITS SOLD   UNITS UNDER    COMPLETED     SUBJECT TO     UNITS TO
                                                    12 MONTHS    CONSTRUCTION   AND UNSOLD   CONSTRUCTION   CONSTRUCT
                                                      ENDED         AS OF         AS OF         AS OF         AS OF
PROJECT                                              12/31/97      12/31/97      12/31/97      12/31/97      12/31/97
--------------------------------------------------  ----------   ------------   ----------   ------------   ----------
1. Cierra Del Lago................................    --              41          --              38          --
2. Antares........................................    --              60            --            60             37
3. Summertree Park-Elk Grove......................       12            6             5             6             73
4. Cypress Cove...................................       31        --             --           --             --
5. Pleasant Oaks Estates..........................        2        --             --           --             --
6. Montserrat.....................................       57           15          --               2              2
7. Montserrat Estates.............................    --              23          --               8             90
8. Mockingbird Canyon.............................    --           --             --           --                31
9. Parkland Hills.................................    --           --             --           --                84
10. Mission Gorge.................................    --           --             --           --             --
                                                        ---          ---            --           ---            ---
                                                        102          145             5           114            317
                                                        ---          ---            --           ---            ---
                                                        ---          ---            --           ---            ---
Total inventory units as of 12/31/97 (including 10 model units)..............                                   477
                                                                                                                ---
                                                                                                                ---

    BACKLOG--As noted in the above table, the total number of units sold subject to construction ("backlog") at December 31, 1997, was 114 units, with gross revenues of such backlog equal to $23,372,000. As of March 15, 1998, the backlog was 145 units, representing $29,674,000 compared to a backlog of 60 units representing $14,309,000 as of March 16, 1997. See also "Management Discussion and Analysis of Financial Condition and Results of Operations" on page 14 for a further comparison of the sales for 1997 and 1996.

1. CIERRA DEL LAGO (RANCHO SANTA MARGUERITA, ORANGE COUNTY, CALIFORNIA)

    The Cierra Del Lago project, formerly Montana Del Lago, consists of 41 units of single-family detached housing. The project consists of two models ranging from 1,281 to 1,412 square feet with base sales prices before lot premiums or sales incentives of $155,400 to $163,400. As of December 31, 1997, 38 of the units were sold subject to construction. The Company expects the majority of these units, and the three units sold subsequent to year end, to close in the second quarter of 1998.

    The project is located about 50 miles southeast of Los Angeles along Interstate 5 near Newport Beach.

    The Company has obtained two construction loans for the Cierra Del Lago project from United Savings Bank. The loans permit borrowings by the Company of $2,781,000 on this project and bear interest at the banks reference rate plus 1.5%. As of December 31, 1997, the outstanding principal of these loans totaled $666,472, and the Company had available $2,114,528, respectively. The Company believes these funds are adequate to complete the construction of the first and second phases of construction.

    In 1996, the Company formed DMM Development Co., LLC, a California limited liability company, ("DMM") with RGC Courthomes, Inc., a California corporation, ("RGC"). In October, 1996, 41 lots in the Cierra Del Lago project were acquired by DMM. The profits and losses of DMM are to be distributed between the members as follows, 33.3% to RGC and 66.7% to the Company.

    The Company has an acquisition loan with the Curci-Turner Company on the entire 41 lots of the project. The loan permits borrowing by the Company of $650,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 33% of net proceeds as defined in the agreement. As of December 31, 1997, $650,000 of the principal of this loan was outstanding.

2. ANTARES (DEL MAR HEIGHTS, SAN DIEGO COUNTY, CALIFORNIA)

    The Antares project, formerly Elysian 2, consists of 100 units of single-family detached housing. The project consists of three models ranging from 1,212 to 1,567 square feet with base sales prices before lot premiums or sales incentives of $192,900 to $236,900. As of December 31, 1997, sixty of the units in the first two phases were sold subject to construction. The Company expects the majority of these units, to close in the second quarter of 1998. Additionally, the Company expects to begin construction on the final two phases of construction in April and July of 1998.

    The project is located about 20 miles north of San Diego along Interstate 5.

    The Company has obtained two construction loans for the first two phases of the Antares project from Imperial Bank. The loans permit borrowings by the Company of $7,702,313 on this project and bear interest at the banks reference rate plus 1.5%. As of December 31, 1997, the outstanding principal of these loans totaled $263,453, and the Company had available $7,496,546. The Company believes these funds are adequate to complete the construction of the first and second phases of construction.

    In 1996, the Company formed DMM with RGC. In December, 1996, 100 lots in the Antares project were acquired by DMM. The profits and losses of DMM are to be distributed between the members as follows, 33.3% to RGC and 66.7% to the Company.

    The Company has an acquisition loan with the Curci-Turner Company on the entire 100 lots of the project. The loan permits borrowing by the Company of $3,050,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 33.3% of net proceeds as defined in the agreement. As of December 31, 1997, $3,050,000 of the principal of this loan was outstanding.

3. SUMMERTREE PARK (ELK GROVE, SACRAMENTO COUNTY, CALIFORNIA)

    The Summertree Park project consists of 120 units of single-family detached housing. The first phase of 22 units and four models, which product has been discontinued, was released for construction in July of 1995 and has been sold in its entirety as of December 31, 1997. The project presently consists of three models ranging from 1,509 to 2,183 square feet with base sales prices, before lot premiums or sales incentives, of $129,900 to $157,900. Construction of 18 units and three models of the first phase of the new product began in October 1996, and as of December 31, 1997, six of these units were in escrow and five were completed and not sold. Construction of the second phase of 19 units is expected to begin in April 1998.

    The project is located about 20 miles south of Sacramento along Highway 99.

    The Company's construction loan on the second phase of construction was secured with Imperial Bank. The loan permits borrowing by the Company of $2,092,967 on this project and bears interest at the banks reference rate plus 1.5%. As of December 31, 1997, the outstanding principal of this loan was $1,090,756, and the Company had available $99,029. The Company believes these funds are adequate to complete the construction of the second phase of construction.

    The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 120 lots of the project. The loan permits borrowing by the Company of $4,000,000 on this project and bears interest at 10%. The loan contains a profit sharing provision in the amount of 40% of net proceeds as defined in the agreement. As of December 31, 1997, $3,070,504 of the principal of this loan was outstanding.

4. CYPRESS COVE (HALF MOON BAY, SAN MATEO COUNTY, CALIFORNIA)

    The Cypress Cove project consists of 128 units of townhomes. The project consists of 4 plans ranging from 1,282 to 1,659 square feet with base sales prices, before lot premiums or sales incentives, of $239,900 to $294,900. The Company released the project's first 22 units and four models for construction in 1991, sixteen homes in 1992, thirteen homes in 1993, 37 homes in 1994 and the remaining 36 homes in 1996. The Company closed escrow on two homes in 1991, 21 homes in 1992, sixteen homes in 1993, seventeen homes in 1994, fifteen homes in 1995, 26 homes in 1996 and the final 31 homes in 1997.

    The project is located about 30 miles South of San Francisco along Highway 1, 10 miles from San Mateo.

    As of December 31, 1997, there is no outstanding debt related to the Cypress Cove project.

5. PLEASANT OAKS ESTATES (THOUSAND OAKS, VENTURA COUNTY, CALIFORNIA)

    The Pleasant Oaks Estates project consists of fourteen units of single-family detached housing. The project consists of product ranging from 2,800 to 3,300 square feet with base sales prices before lot premiums or sales incentives of $375,000 to $495,000. The Company released nine units and one model for construction in 1994 and the final four units in 1995. The Company closed escrow on ten homes in 1995, two in 1996, and two in 1997.

    The project is located about 30 miles northwest of Los Angeles along Highway 101.

    As of December 31, 1997, there is no outstanding debt related to the Pleasant Oaks Estates project.

6. MONTSERRAT (MURRIETA, RIVERSIDE COUNTY, CALIFORNIA)

    The Montserrat project consists of 91 units of single-family detached housing. The Company released for construction four models and 41 units in 1996. The Company closed escrow on seventeen units in 1996 and 57 units in 1997. As of December 31, 1997, the Company had 15 units under construction (2 were in escrow), and two lots on which construction will begin in 1998.

    The project is located about 65 miles southeast of Los Angeles along Highway 15.

    The Company secured a $1,346,000 acquisition loan from L & N Consultants, Inc., the land seller, which bears interest at prime plus 2.0%. As of December 31, 1997, the loan had been paid in its entirety.

    The Company's construction loan on the 24 units in the forth phase of construction was secured in 1997 with Imperial Bank. The loan permits borrowing by the Company of $4,226,170 and bears interest at the prime plus 1.25%. As of December 31, 1997, the outstanding principal of this loan was $1,363,498, and the Company had available $680,203. The Company believes these funds are adequate to complete the construction of the fourth phase of construction.

    The Company has model and acquisition loans with the Curci-Turner Company on four model units and 21 units of the project. The loans permit borrowing by the Company of $400,000 and $1,487,500, respectively and bear interest at 12%. The loans contain a profit sharing provision in the amount of 50% of net proceeds as defined in the agreement. As of December 31, 1997, $104,250 was outstanding on the model loan and the acquisition loan was paid off in its entirety.

7. MONTSERRAT ESTATES (MURRIETA, RIVERSIDE COUNTY, CALIFORNIA)

    The Montserrat project consists of 117 units of single-family detached housing. The project consists of four models ranging from 2,280 to 3,389 square feet with base sales prices before lot premiums or sales incentives of $174,900 to $226,900. The Company released for construction 24 units in 1997. As of December 31, 1997, the Company had 24 units under construction (8 were in escrow), and four models.

    The project is located about 65 miles southeast of Los Angeles along Highway 15.

    The Company secured a $752,000 acquisition loan from Oak Properties 24, LLC, the land seller, which bears interest at 4.0%. As of December 31, 1997, the outstanding balance on this loan was $664,685.

    On October 30, 1997, the Company and PICal Housing Associates, L.P. ("PICal") formed Montserrat II, LLC. As part of the formation, Calprop contributed 117 lots of its Montserrat Estates project as well as certain obligations related to the lots, for a basis of $550,000, which approximated book value and fair value. PICal contributed $2,000,000 at the formation and contributed an additional $195,039 during the year. Pursuant to the operating agreement of Montserrat II, LLC, losses are allocated 100% first to Calprop until its capital account is zero, then to PICal. Income is allocated first to reverse losses, then to PICal to attain a return on its capital, then to Calprop. As of December 31, 1997, PICal's ownership interest in Montserrat II, LLC was eighty-one percent.

    The Company's construction loan on the 46 units in the first two phases of construction was secured in 1997 with Imperial Bank. The loan permits borrowing by the Company of $7,760,000 and bears interest at the prime plus 1.25%. As of December 31, 1997, the outstanding principal of this loan was $263,454, and the Company had available $7,496,546. The Company believes these funds are adequate to complete the construction of the first two phases of construction.

8. MOCKINGBIRD CANYON (UNINCORPORATED TERRITORY OF RIVERSIDE COUNTY, CALIFORNIA)

    The Mockingbird Canyon project consists of 31 lots. The Company is planning on building single-family homes averaging 3,200 square feet and average sales prices near $390,000 on the 31 lots.

    The project is located about 90 miles east of Los Angeles and 30 miles south of San Bernardino along Interstate 15.

9. PARKLAND HILLS (HEALDSBURG, SONOMA COUNTY, CALIFORNIA)

    In October 1997 the Company purchased 84 entitled lots in Healdsburg, California. The Company is planning on building single-family homes averaging 1,450 square feet with average sales prices near $206,000. The first phase of construction is expected to begin in March 1998.

    The project is located about 75 miles north of San Francisco along highway 101.

    The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 83 lots of the project. The loan permits borrowing by the Company of $2,025,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of net proceeds as defined in the agreement. As of December 31, 1997, $2,025,000 of the principal of this loan was outstanding.

10. MISSION GORGE (SAN DIEGO, SAN DIEGO COUNTY, CALIFORNIA)

    In 1987 the Company purchased approximately 200 acres of land in San Diego. The previous owners, as a part of a group of property owners, had entered into an option agreement with another developer to acquire the group's property, upon obtaining an Amended Community Plan for the community in which the property is located. At the present time, the Amended Community Plan has not been completed. The Company is actively pursuing alternative land development opportunities.

    The Company formed Mission Gorge, LLC, a California limited liability company, with the Curci-Turner Company for the purposes of developing the 200 acres of the Mission Gorge project. The net proceeds are to be divided equally, as defined in the operating agreement, among the two members, Calprop and Curci-Turner Company.

LAND HELD FOR INVESTMENT

1. BRENTWOOD (VICTORVILLE, SAN BERNARDINO COUNTY, CALIFORNIA)

    This project consists of 517 lots. The Company substantially completed the entitlement process on the project during 1992. The project is part of a Mello Roos Community Facilities District for major infrastructure in the Victorville area. Beginning in 1996, the Company has considered selling the vacant land, and has valued the investment accordingly. However, in the future, the Company may ultimately decide to build single family housing on 140 lots, with homes averaging 1000 square feet and average sales prices near $85,000. The plans for the remaining 377 lots include lot sales to other builders and possibly a second project for which the basic parameters have not been determined.

    The project is located about 90 miles northeast of Los Angeles and 30 miles north of San Bernardino near Interstate 15 and Highway 395.

DEVELOPMENTS IN ESCROW

    The Company has entered into escrow to acquire three projects in the Denver area of Colorado, Saddlerock, a 94 lot development, in Aurora, Colorado, Templeton Heights, a 117 lot development, in Colorado Springs, Colorado and Hunters Chase, a 170 lot development, in Thornton, Colorado. The Company is also in escrow to acquire 410 lots in Milpitas, California. All four of these developments are scheduled to commence in 1998.

ITEM 3. LEGAL PROCEEDINGS

    There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject other than routine litigation incidental to the Company's business, none of which is considered by the Company to be material to its business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Companys security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    Since October 1, 1996, transactions in the Company's common stock, its only class of common equity security, have been regularly quoted on the OTC Bulletin Board under the symbol CLPO. Prior to October 1, 1996, the Companys common stock was traded on the American Stock Exchange under the symbol, CPP.

                                                            FIRST       SECOND        THIRD       FOURTH
                                                           QUARTER      QUARTER      QUARTER      QUARTER
                                                         -----------  -----------  -----------  -----------
1997 stock price range--...............................
  High.................................................        9/16         9/16        15/16        15/16
  Low..................................................        9/32         9/32          3/8          1/2

1996 stock price range--...............................
  High.................................................       1 1/4        1 1/8            1          5/8
  Low..................................................         1/2          3/8          3/8         3/16

    As of March 2, 1998, there were 551 record holders of common stock.

    Source of Information: Chase Mellon Shareholder Services

Dividends: There have been no cash dividends declared in the past three years, nor was there a stock dividend declared during 1997 or 1996. The dividend policy, whether cash or stock, is reviewed by the Board of Directors on an annual basis. During 1997, there were no restrictions, as a result of a loan or other agreement, limiting the Companys ability to issue a dividend.

ITEM 6. SELECTED FINANCIAL DATA

    The following data should be read in conjunction with the financial statements of the Company and the related notes thereto which are included elsewhere in this Form 10K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is also included elsewhere in this Form 10K.

                FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 1997

                                                  1997           1996           1995           1994           1993
                                              -------------  -------------  -------------  -------------  -------------

SALES AND OPERATING REVENUE.................  $  22,908,649  $  13,717,126  $  17,061,239  $  18,733,525  $  23,431,438

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM.....     (1,620,211)    (9,200,342)       513,381     (1,628,889)    (3,147,770)

EXTRAORDINARY ITEM-- EXTINGUISHMENT OF
  DEBT......................................       --             --             --             --              610,893

NET (LOSS) INCOME...........................     (1,620,211)    (9,200,342) $     513,381     (1,628,889)    (2,536,877)

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM PER
  COMMON SHARE..............................  $       (0.18) $       (1.28) $        0.01  $       (0.44) $       (0.70)

EXTRAORDINARY ITEM PER COMMON SHARE.........       --             --             --             --        $        0.13

BASIC (LOSS) INCOME PER COMMON SHARE........  $       (0.18) $       (1.28) $        0.01  $       (0.44) $       (0.57)

AS OF DECEMBER 31:

TOTAL ASSETS................................  $  30,956,802  $  27,533,378  $  31,805,263  $  30,433,365  $  31,851,283

LONG TERM OBLIGATIONS.......................  $  14,267,931  $  14,993,355  $  10,444,731  $   4,336,544  $     828,263

    The extraordinary item in 1993 is a result of forgiveness of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company began experiencing difficulties due to the downturn in the California real estate market during the second quarter of 1990, and through 1996 the Company continued to be impacted by the general economic downturn. In response to these conditions the Company began utilizing marketing programs which included price reductions and incentives to potential buyers. During 1997 however, the California real estate market began to experience a recovery. In general, the Companys products were well received, exemplified by an increase in the number of units sold subject to construction (backlog) at December 31, 1997 of 114 units compared to 33 units one year ago. Additionally, the Company's sales revenue increased from $13,717,126 in 1996 to $22,908,649 in 1997. The increase in sales revenue between 1996 and 1997 is primarily attributable to an increase in units sold, from 66 in 1996 to 102 in 1997. The Company increased its gross profit to $54,702 in 1997 from a gross loss of $432,998 in 1996. The increase was a result of a reduction in incentives required to stimulate sales, warranty costs and marketing expenses.

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

    In 1993, the Company's Oceanside property was taken by the State of California through eminent domain. The Company received a deposit of probable compensation of $2,332,000 from the State of California and a loss was recorded at that time. In January 1995, a valuation trial was held, and the verdict entitled the Company to an additional $2,080,900, plus interest. On March 24, 1995, the Company received $2,280,363 in settlement of this matter, which was recorded as income in the first quarter of 1995. The reversal of warranty reserves and the settlement with the State of California contributed to net income of $513,381 in 1995.

    In 1996, the Company recognized impairment of real estate under development and land held for investment in the amount of $6,093,475. Impairment losses recognized on the Companys real estate under development projects, Pleasant Oaks Estates, Cypress Cove, and Summertree Park, Elk Grove, were $1,014,629, $1,540,972 and $1,911,676, respectively. The impairment loss recognized on the Companys land held for investment, the Victorville project, was $1,626,198.

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

    The impairment loss on the Summertree Park, Elk Grove project is primarily a result of a slower absorption caused by a sagging real estate market in the Sacramento area. As a result, the Company discontinued the product after the first phase of production, and began to develop a new product line in 1996, which the Company opened in April 1997. The Company incurred increased capitalized marketing, production overhead and interest costs as models were constructed for the new product line. Contributing to additional production overhead and interest costs relating to the development of the new product, the carrying costs for the development were further increased as inclement weather conditions in the area during the winter and spring of 1996 hampered sales and the development efforts. Additionally, in order to increase the absorption of the old product line, the Company increased sales incentives.

    The impairment loss recognized on the Company's land held for investment, the Victorville property, was a result of the Company valuing the land based on the sale of the vacant lots as opposed to the development of the project.

    The Company has continued its program of cost reduction and control in all areas of its operations. The Company feels that based on a continuation of current economic conditions and current interest rates, a return to profitability in 1998 appears feasible.

RESULTS OF OPERATIONS

    The Company had a net loss of $1,620,211 in 1997, a net loss of $9,200,342 in 1996, and a net income of $513,381 in 1995. The net loss in 1997 is primarily due to the impact of impairment losses on three projects recognized in 1996 resulting in low gross profit in 1997. The net loss suffered in 1996 is primarily a reflection of the recognition of asset impairment of the Company's properties in the amount of $6,093,475. The net income in 1995 is primarily the result of both the favorable $2,332,000 State of California settlement and the reversal of $729,933 in warranty reserves as a result of the settlement of a lawsuit.

    Gross revenues increased to $22,908,649 in 1997 from $13,717,126 in 1996, up 67.0%. Gross revenues were $17,061,239 in 1995. In 1997, the Company sold 102 homes, with an average sales price of $224,595. In 1996, the Company sold 66 homes, with an average sales price of $204,733. In 1995, the Company sold 76 homes and two lots, with an average sales price of a home of $223,174.

    The overall gross profit percentage of the Company was a positive 0.2%, negative 3.2%, positive 4.8% in 1997, 1996 and 1995, respectively. Increased warranty costs negatively impacted the gross profit in 1996, while the reversal of warranty reserves positively impacted the gross profit in 1995.

    General and administrative expenses were $1,444,096 in 1997 and $2,332,444 in 1996, down 38.1%. General and administrative expenses were $2,429,009 in 1995. The decrease in 1997 is the result of a reduction in payroll costs, decreased accounting costs and the capitalization of general liability insurance premiums to real estate under development which is to be expensed when the homes are sold.

    Benefit for income taxes in 1997 of $185,857 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1996.

    Other income in 1995 of $2,401,450 is due primarily to the State of California settlement which resulted in $2,332,000 of income.

LIQUIDITY AND CAPITAL RESOURCES

    During 1995, the Company obtained a loan in the amount of $4,000,000 from the Curci-Turner Company for the acquisition and development of the Summertree Park project. In addition to interest, this loan contains a profit sharing provision which provides that Curci-Turner Company receive 40% of Net Proceeds as defined in the agreement, which is comparable to gross profit. As of December 31, 1997, the outstanding balance owing on this loan totaled $3,070,492.

    During 1996, the Curci-Turner Company made a loan of $3,700,000 to the Company secured by 41 lots in the Cierra Del Lago project in Rancho Santa Marguerita and 100 lots in the Antares project in Del Mar Heights. In addition to interest, this loan contains a profit sharing provision which provides that Curci-Turner Company receive thirty-three percent of "Net Proceeds" as defined in the agreement. As of December 31, 1997, the outstanding principal on this note was $3,700,000.

    During 1996, the Curci-Turner Company made loans of $1,487,500 to the Company secured by 21 lots and a four unit model complex in the Montserrat project in Murrieta, California. In addition to interest, each loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1997, the outstanding principal on these notes totaled $104,250.

    During 1997, the Company obtained a loan in the amount of $2,025,000 from the Curci-Turner Company for the acquisition and development of the Parkland Hills project. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1997, the outstanding balance owing on this loan totaled $2,025,000.

    During 1997, the Company obtained a loan in the amount of $2,000,000 from Mission Gorge, LLC, a related party, for working capital purposes. The loan provides for interest at 12%. As of December 31, 1997, the outstanding principal on this note was $2,000,000.

    During 1997, the Company borrowed an additional $1,006,000 from and repaid $1,450,000 to an officer of the Company. As of December 31, 1997, the outstanding principal on remaining on these notes, which accrue interest at 12%, was $690,000.

    During 1996, the Company converted its Preferred Stock to Common Stock. Accrued Preferred Stock dividend due an officer of the Company and a related party of $581,541 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of December 31, 1997, the outstanding principal due an officer of the Company and a related party on these notes was $581,541 and $472,545, respectively.

    As of December 31, 1997, the Company had loans, which provide for interest at prime and are due on demand, from certain employees and related parties. As of December 31, 1997, these loans totaled $75,000.

    As of December 1997, the Company has loans outstanding to financial institutions, secured by the development projects trust deeds, with rates ranging from 4% to prime plus 1.50% and maturing April 1998 through January 1999. As of December 31, 1997, the outstanding balances owing on these loans totaled $6,711,530.

    As of December 31, 1997, the Company has an outstanding balance on the Community Facilities District Special Tax Bonds (CFD), issued by the City of Victorville, California, of $2,336,544. Given the weakness in the Victorville housing market, the Company has determined that servicing the nonrecourse bond liability is not a prudent use of capital. As of December 31, 1997, the Company has a delinquency of $777,000 for the Victorville bond liability principal and accrued interest.

    As of December 31, 1997, the Company had remaining loan commitments from banks of approximately $15,600,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

    As of December 31, 1997, the Company does not have any material commitments for capital expenditures in 1998.

    As of December 31, 1997, the Company had seven projects in various stages of development, with four producing revenues from completed homes: Cypress Cove, Summertree Park, Pleasant Oaks Estates and Montserrat. The remaining three projects, Cierra Del Lago, Antares and Parkland Hills, are in the initial stages of development. The Company enters 1997 with 145 homes under construction, of which 114 are sold, five homes completed and unsold, and ten model units. Additionally, the Company has an inventory of 317 improved lots and 517 mapped unimproved lots.

    Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its construction projects in 1998 through funds generated from operations, funds available under its existing bank commitments, funds generated from new lending institutions, and, if necessary, funds that could be obtained by using its internally financed real estate development in process as collateral for additional loans.

    Management's plan, with respect to managing cash flow includes the following components: pay off debt that is coming due in 1998, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 1998, management expects to pay these loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations, including borrowings from existing loan commitments, will be adequate to allow the Company to continue operations throughout 1998.

    Many of the world's computer systems currently record years in a two-digit format. Some of these computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The Company has reviewed each of its systems and programs and has determined that it is Year 2000 compliant. No material costs have been or will be incurred related to the Year 2000 compliance issue.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  PAGE NO.     FINANCIAL STATEMENTS:
-------------  --------------------------------------------------------------------------------------------------------

         19    Independent Auditors' Report

         20    Consolidated Balance Sheets as of December 31, 1997 and 1996

         21    Consolidated Statements of Operations--Three Years Ended December 31, 1997

         22    Consolidated Statements of Stockholders' Equity--Three Years Ended December 31, 1997

         23    Consolidated Statements of Cash Flows--Three Years Ended December 31, 1997

         25    Notes to Consolidated Financial Statements

               SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

         38    II--Valuation and Qualifying Accounts--Three Years Ended December 31, 1997

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

 (b) Reports on Form 8-K--

    No Reports on Form 8-K were filed during the quarter ending on December 31,
                                        1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CALPROP CORPORATION
                                                 (Registrant)

      /s/ VICTOR                                         March 26, 1998
       ZACCAGLIN                                    ------------------------
  -------------------                                         Date
   Victor Zaccaglin
    CHAIRMAN OF THE
         BOARD
  AND CHIEF EXECUTIVE
        OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Vice President/Secretary
      /s/ MARK F. SPIRO           and Treasurer (Chief
------------------------------    Financial and Accounting    March 26, 1996
        Mark F. Spiro             Officer)

     /s/ RONALD S. PETCH
------------------------------  President                     March 26, 1998
       Ronald S. Petch

 /s/ GEORGE R. BRAVANTE, JR.
------------------------------  Director                      March 26, 1998
   George R. Bravante, Jr.

      /s/ JOHN L. CURCI
------------------------------  Director                      March 26, 1998
        John L. Curci

     /s/ VICTOR ZACCAGLIN
------------------------------  Chairman of the Board         March 26, 1998
       Victor Zaccaglin           Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
Calprop Corporation:

    We have audited the accompanying consolidated balance sheets of Calprop Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calprop Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Los Angeles, California
March 20, 1998

                              CALPROP CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                                         1997           1996
                                                                                     -------------  -------------

                                                     ASSETS

REAL ESTATE UNDER DEVELOPMENT (Notes 1, 2 and 5)...................................  $  26,325,978  $  21,908,164

INVESTMENT IN LAND (Note 3)........................................................      2,975,982      4,037,187
                                                                                     -------------  -------------

TOTAL INVESTMENT IN REAL ESTATE....................................................     29,301,960     25,945,351
                                                                                     -------------  -------------

OTHER ASSETS:

  Cash and cash equivalents (Note 1)...............................................      1,100,028      1,224,780

  Prepaid expenses.................................................................         23,149         29,587

  Deferred and other assets (Note 4)...............................................        531,665        333,660
                                                                                     -------------  -------------

    Total other assets.............................................................      1,654,842      1,588,027
                                                                                     -------------  -------------

                                                                                     $  30,956,802  $  27,533,378
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                         1997           1996
                                                                                     -------------  -------------

TRUST DEEDS AND NOTES PAYABLE (Note 5).............................................  $   6,713,809  $   5,011,866

RELATED PARTY NOTES (Note 5).......................................................     12,718,829     12,528,550
                                                                                     -------------  -------------

  Total trust deeds and notes payable..............................................     19,432,638     17,540,416

COMMUNITY FACILITIES DISTRICT SPECIAL TAX BONDS (Notes 3 and 5)....................      2,336,544      2,336,544

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES...........................................      3,954,885      3,025,783

WARRANTY RESERVES (Note 1).........................................................        288,278        261,401

ACCRUED DIVIDENDS PAYABLE ON PREFERRED STOCK (Note 7)..............................       --             --
                                                                                     -------------  -------------

  Total liabilities................................................................     26,012,345     23,164,144

MINORITY INTEREST (Note 1).........................................................      2,187,847         10,000

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 7 and 8):

  Common stock, no par value; 20,000,000 shares authorized; 9,304,785 and 9,224,585
    shares issued and outstanding at December 31, 1997 and 1996, respectively......      9,304,785      9,224,585

  Additional paid-in capital.......................................................     25,886,906     25,911,579

  Deferred Compensation (Note 8)...................................................       (106,595)       (68,655)

  Accumulated deficit..............................................................    (32,328,486)   (30,708,275)
                                                                                     -------------  -------------

      Total Equity.................................................................      2,756,610      4,359,234
                                                                                     -------------  -------------

                                                                                     $  30,956,802  $  27,533,378
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 See notes to consolidated financial statements

                              CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      THREE YEARS ENDED DECEMBER 31, 1997

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------

DEVELOPMENT OPERATIONS (Notes 1 and 2):

  Real estate sales.................................................  $  22,908,649  $  13,717,126  $  17,061,239

  Cost of real estate sales.........................................     22,853,947     14,150,124     16,236,833
                                                                      -------------  -------------  -------------

                                                                             54,702       (432,998)       824,406

  Recognition of impairment of real estate under development and
    land held for investment (Note 2)...............................       --           (6,093,475)      --
                                                                      -------------  -------------  -------------

  Income (loss) from development operations.........................         54,702     (6,526,473)       824,406

Other income (Note 9)...............................................         91,738        181,788      2,406,350

Other expenses:

  General and administrative........................................      1,444,096      2,332,444      2,429,009

  Interest expense (Note 5).........................................        339,766        217,854         25,211

  Investment property holding costs (Note 3)........................        185,838        305,359        263,155
                                                                      -------------  -------------  -------------

    Total other expenses............................................      1,969,700      2,855,657      2,717,375

Minority interests (Note 1).........................................        (17,192)      --             --
                                                                      -------------  -------------  -------------

(Loss) income before benefit for income taxes.......................     (1,806,068)    (9,200,342)       513,381

Benefit for income taxes (Note 6)...................................       (185,857)      --             --
                                                                      -------------  -------------  -------------

NET (LOSS) INCOME...................................................  $  (1,620,211) $  (9,200,342) $     513,381
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

NET (LOSS) INCOME ALLOCABLE TO COMMON STOCK.........................  $  (1,620,211) $  (9,402,589) $      48,938
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

BASIC (LOSS) INCOME PER SHARE (Note 1)..............................  $       (0.18) $       (1.28) $        0.01
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK...................      9,242,386      7,346,772      4,836,393
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 See notes to consolidated financial statements

                              CALPROP CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                               PREFERRED STOCK         COMMON STOCK      ADDITIONAL                                  TOTAL
                            ---------------------  --------------------   PAID-IN      DEFERRED     ACCUMULATED   STOCKHOLDERS'
                             SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL    COMPENSATION     DEFICIT        EQUITY
                            ---------  ----------  ---------  ---------  ----------  -------------  ------------  ------------
BALANCE,
January 1, 1995...........  3,574,875  $4,575,840  4,813,641  $4,813,641 $25,902,955      --        ($21,354,624)  $13,937,812
  Net income..............                                                                              513,381       513,381
  Net issuance of shares
    under 1989 stock
    incentive plan (Note
    8)....................                            79,400     79,400       7,438      (87,938)                      (1,100)
  Issuance of shares upon
    exercise of options
    issued under 1993
    stock option plan
    (Note 8)..............                             1,500      1,500        (375)                                    1,125
  Conversion of preferred
    stock to common
    stock.................     (3,507)     (4,489)     4,489      4,489                                                --
  Dividend accrual--
    preferred stock.......                                                                             (464,443)     (464,443)
                            ---------  ----------  ---------  ---------  ----------  -------------  ------------  ------------
BALANCE, December 31,
  1995....................  3,571,368   4,571,351  4,899,030  4,899,030  25,910,018      (87,938)   (21,305,686)   13,986,775
  Net loss................                                                                           (9,200,342)   (9,200,342)
  Cancellation of shares
    under 1989 stock
    incentive plan (Note
    8)....................                            (3,680)    (3,680)      1,561                                    (2,119)
  Amortization of deferred
    compensation (Note
    8)....................                                                                19,283                       19,283
  Redemption of
    preferredstock for
    cash..................   (189,153)   (242,116)                                                                   (242,116)
Conversion of preferred
  stock to common stock...  (3,382,215) (4,329,235) 4,329,235 4,329,235                                                --
  Dividend accrual--
    preferred stock.......                                                                             (202,247)     (202,247)
                            ---------  ----------  ---------  ---------  ----------  -------------  ------------  ------------
BALANCE, December 31,
  1996....................     --          --      9,224,585  9,224,585  25,911,579      (68,655)   (30,708,275)    4,359,234
  Net loss................                                                                           (1,620,211)   (1,620,211)
  Net issuance of shares
    under 1989 stock
    incentive plan (Note
    8)....................                            80,200     80,200     (24,673)     (55,527)                      --
  Amortization of deferred
    compensation (Note
    8)....................                                                                17,587                       17,587
                            ---------  ----------  ---------  ---------  ----------  -------------  ------------  ------------
BALANCE, December 31,
  1997....................     --          --      9,304,785  $9,304,785 $25,886,906   $(106,595)   ($32,328,486)  $2,756,610
                            ---------  ----------  ---------  ---------  ----------  -------------  ------------  ------------
                            ---------  ----------  ---------  ---------  ----------  -------------  ------------  ------------

                 See notes to consolidated financial statements

                              CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                         1997           1996           1995
                                                                     -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income................................................  $  (1,620,211) $  (9,200,342) $     513,381
  Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
    Minority interests.............................................        (17,192)      --             --
    Depreciation and amortization..................................         50,677         48,109         15,277
    Recognition of impairment of real estate under development and
      land held for investment.....................................       --            6,093,475       --
    Other..........................................................       --             --               86,837
    Provision for warranty reserves................................        207,844        399,905        275,966
  Change in assets and liabilities
    (Increase) decrease in deferred and other assets...............       (209,943)       (49,600)       384,207
    (Increase) in investments in land..............................       --               (8,322)        (5,556)
    Decrease (increase) in prepaid expenses........................          6,438        258,961        (36,712)
    Increase (decrease) in accounts payable and accrued liabilities
      and warranty reserves........................................        748,135       (461,635)    (1,512,487)
    Additions to real estate development in process................    (26,210,556)   (15,663,366)   (18,398,550)
    Cost of real estate sales......................................     22,853,947     14,150,124     16,236,833
                                                                     -------------  -------------  -------------
      Net cash used in operating activities........................     (4,190,861)    (4,432,691)    (2,440,804)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.............................................        (21,152)       (73,875)       (39,846)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under construction loans-related parties..............  $   6,652,968  $  10,855,868  $   6,060,000
  Payments under construction loans-related parties................     (6,342,689)    (5,902,318)    (3,692,084)
  Borrowings under construction loans..............................     15,318,368      9,598,373      9,790,510
  Payments under construction loans................................    (13,616,425)    (9,269,433)    (9,882,267)
  Contributions from joint venture partners........................      2,483,019         10,000       --
  Distributions to joint venture partner...........................       (407,980)      --             --
  Payments of preferred stock dividends............................       --              (77,351)      (136,257)
  Redemption of convertible preferred stock........................       --             (242,116)      --
  Payments on bond liability.......................................       --             --              (44,888)
  Proceeds from issuance of common stock...........................       --             --                1,125
                                                                     -------------  -------------  -------------
    Net cash provided by financing activities......................      4,087,261      4,973,023      2,096,139
                                                                     -------------  -------------  -------------
  Net (decrease) increase in cash and cash equivalents.............       (124,752)       466,457       (384,511)
  Cash and cash equivalents at beginning of the year...............      1,224,780        758,323      1,142,834
                                                                     -------------  -------------  -------------
  Cash and cash equivalents at end of the year.....................  $   1,100,028  $   1,224,780  $     758,323
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

                 See notes to consolidated financial statements

                              CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                        1997            1996            1995
                                                                   --------------  --------------  --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for:

    Interest (net of amount capitalized).........................  $      339,766  $      217,854  $       25,211

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Accrual of preferred dividend..................................        --              (202,247)       (464,443)

  Conversion of preferred stock to common stock..................        --             4,329,235        --

  Exchange of loan from related party to minority interest.......         120,000        --              --

  Exchange of real estate development of $4,400,984, less a loan payable of $2,000,000 for fifty percent interest in joint
    venture......................................................        --             2,000,000        --

                 See notes to consolidated financial statements

                              CALPROP CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS-- Calprop Corporation ("the Company"), a California Corporation, constructs and sells single-family detached and attached homes and townhomes as part of condominiums or planned unit developments in California. During 1997, the Company was primarily engaged in the development of 317 lots, and the construction and marketing of 220 single-family detached homes and 31 townhomes. As of December 31, 1997, the Company had seven residential housing projects in various stages of development , consisting of 145 homes under construction (114 were in escrow), 5 completed homes and 317 lots under development. Additionally, the Company has 10 model homes used in selling the various types of housing developed. The Companys products range from less expensive homes for first-time buyers to more expensive near custom homes.

    USE OF ESTIMATES-- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REAL ESTATE SALES-- Revenue from real estate sales and related costs are recognized at the close of escrow, when title passes to the buyer. The Company follows the guidelines for profit recognition as set forth by Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate."

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

    WARRANTY RESERVES-- The Company provides a one-year warranty to purchasers of single-family homes. The Company accrues estimated warranty costs on properties as they are sold. Estimated warranty costs are based on actual warranty costs.

    CASH AND CASH EQUIVALENTS-- For purposes of the statement of cash flows, cash and cash equivalents include readily marketable securities with an original maturity of 90 days or less.

    NET INCOME (LOSS) PER SHARE-- In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". This statement established standards for computing and presenting earnings per share ("EPS"). The statement simplified the standards for computing EPS and made them comparable to international EPS standards. It replaced the presentation of primary EPS with the presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to previously reported fully diluted EPS.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                        1997           1996           1995
                                                    -------------  -------------  ------------

Numerator:

  Net (loss) income...............................  $  (1,620,211) $  (9,200,342) $    513,381

  Preferred stock dividends.......................       --             (202,247)     (464,443)
                                                    -------------  -------------  ------------

  Numerator for basic and diluted net (loss)
    income per share..............................  $  (1,620,211) $  (9,402,589) $     48,938
                                                    -------------  -------------  ------------
                                                    -------------  -------------  ------------

Denominator for basic and diluted net (loss)
  income per common share--weighted-average
  shares..........................................      9,242,386      7,346,772     4,836,393
                                                    -------------  -------------  ------------
                                                    -------------  -------------  ------------

Basic and diluted net (loss) income per common
  share...........................................  $       (0.18) $       (1.28) $       0.01
                                                    -------------  -------------  ------------
                                                    -------------  -------------  ------------

    Options and warrants to purchase 1,536,000 and 1,269,250 shares of common stock were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive. Options to purchase 1,207,750 shares of common stock at a weighted average price of $1.06 per share were outstanding during 1995, but were not included in the computation of diluted net income per share because the options exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Additionally, preferred stock convertible to 5,851,329 shares of common stock were outstanding during 1995, but were not included in the computation of diluted income per share because the adjustment for preferred stock dividends would cause an antidilutive effect.

    On February 20, 1998, an officer of the company exercised options to purchase 130,000 shares of common stock with an exercise price of $0.825 per share. The Company received $107,250 cash as a result of the exercise of these options.

    On March 10, 1998, three officers and a director of the Company exercised options to purchase a total of 720,000 shares of common stock with a weighted-average exercise price of $0.8989 per share. The Company received $199,389 cash from an officer and received $447,813 in notes receivable from the remaining two officers and the director as a result of the exercise of these options. The notes receivable are secured by 520,000 shares of the Company's common stock, accrue interest at 4.987% and mature on March 10, 2001.

    EMPLOYEE STOCK PLANS-- In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and allows for compensation cost to be measured either based on the fair market value of the equity instrument awarded or under APB 25, which recognizes compensation cost based on intrinsic value of the equity instrument awarded.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company continues to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

    FAIR VALUE OF FINANCIAL INSTRUMENTS-- SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information on financial instruments, when it is practicable to estimate that value. Management believes that the recorded value of all financial instruments approximates their fair market value as result of variable interest rates and short term durations.

    BASIS OF CONSOLIDATION-- The accompanying financial statements include the accounts of Calprop Corporation and all its subsidiaries.

    The Company has consolidated the financial statements of DMM Development, LLC ("DMM"), a joint-venture formed for the development of the Cierra del Lago and Antares projects, Montserrat Development Co., LLC ("MDC"), a joint-venture formed for the development of certain lots in the Montserrat project, and Montserrat II, LLC, a joint-venture formed for the development of 117 lots adjacent to Companys original Montserrat project.

    Calprop Corporation is entitled to receive two-thirds of the profits of DMM, and the other owner, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of the profits. As of December 31, 1997, RGC's ownership percentage in DMM was fifty percent.

    On February 10, 1997, the Company and an officer of the Company formed MDC. As part of the formation, the Company contributed 24 partially developed lots of its Montserrat project, in Murrieta, California, for a basis of $550,000, and the officer exchanged a $120,000 note due from the Company for a basis of $120,000. Ninety-nine percent of the profits or losses from the development of the 24 lots is to be received by Calprop Corporation, and the remaining 1 percent of the profits or losses is to be received by the officer. In July of 1997, the Company contributed an additional 29 partially developed lots to MDC to facilitate construction financing and based on the Companys agreement with the officer, the Company is to receive one hundred percent of the profits or losses from the development of these additional lots. During the third quarter of 1997, all of the initial 24 lots were sold, the officer was paid his equity and his share of the profits, and the Company became the sole owner of MDC.

    On October 30, 1997, the Company and PICal Housing Associates, L.P. ("PICal") formed Montserrat II, LLC. As part of the formation, Calprop contributed 117 lots of its Montserrat Estates project as well as certain obligations related to the lots, for a basis of $550,000, which approximated book value and fair value. PICal contributed $2,000,000 at the formation and contributed an additional $195,039 during the year. Pursuant to the operating agreement of Montserrat II, LLC, losses are allocated 100% first to Calprop until its capital account is zero, then to PICal. Income is allocated first to reverse losses, then to PICal to attain a return on its capital, then to the Calprop. As of December 31, 1997, PICal's ownership interest in Montserrat II, LLC was eighty-one percent.

    As a result of the consolidations, the Company has recorded minority interest of $2,187,847 and $10,000 as of December 31, 1997, and December 31, 1996, respectively.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(2) REAL ESTATE UNDER DEVELOPMENT

    Real estate under development at December 31, 1997 and 1996 is summarized as follows:

                                                     1997                          1996
                                         ----------------------------  ----------------------------
                                            AMOUNT       UNITS/LOTS       AMOUNT       UNITS/LOTS
                                         -------------  -------------  -------------  -------------

Single-family residences...............  $  15,110,870          160    $   7,411,791           79

Townhomes..............................       --             --            5,178,177           31
                                         -------------          ---    -------------          ---

Total single family residences.........     15,110,870          160       12,589,968          110

Land under development.................      8,753,849          317        6,917,212          257
                                         -------------          ---    -------------          ---

Total real estate under development
  before investment in joint venture...     23,864,719          477       19,507,180          367

Investment in joint venture............      2,461,259                     2,400,984
                                         -------------          ---    -------------          ---

Total real estate under development....  $  26,325,978          477    $  21,908,164          367
                                         -------------          ---    -------------          ---
                                         -------------          ---    -------------          ---

    During 1996, the Company recorded an impairment loss on its Pleasant Oaks Estates project, the Cypress Cove project, and the Summertree Park, Elk Grove project of $1,014,629, $1,540,972 and $1,911,676, respectively.

    The impairment loss on the Pleasant Oaks Estates project is primarily a result of additional municipal requirements in 1996 which contributed to a significant delay of the completion of the final units. Additional land development costs were incurred to satisfy the municipal requirements, and as a result of the delay, the Company incurred increased project overhead and interest costs. Additionally, the Company was forced to reduce sales prices and raise incentives as the competition in this market increased.

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

    The impairment loss on the Summertree Park, Elk Grove project is primarily a result of a slower absorption caused by a sagging real estate market in the Sacramento area. As a result, the Company discontinued the product after the first phase of production, and began to develop a new product line in 1996, which the Company opened in April 1997. The Company incurred increased capitalized marketing, production overhead and interest costs as models were constructed for the new product line. Contributing to additional production overhead and interest costs relating to the development of the new product, the carrying costs for the development were further increased as inclement weather conditions in the area during the winter and spring of 1996 hampered sales and the development efforts. Additionally, in order to increase the absorption of the old product line, the Company increased sales incentives.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(2) REAL ESTATE UNDER DEVELOPMENT (CONTINUED)
    Investment in joint venture, shown above, represents the Companys investment in Mission Gorge, LLC. In 1996, Mission Gorge, LLC, a California limited liability company, was formed and the Company and transferred its Mission Gorge property to the joint venture. In connection with the formation, the Curci-Turner Company, of which a principal is a stockholder of the Company, converted its $2,000,000 note into equity in Mission Gorge, LLC. As a result, Mission Gorge, LLC is 50% owned by both the Company and the Curci-Turner Company, and each is entitled to receive 50% of "Net Proceeds" as defined in the operating agreement.

    Development operations in 1997, 1996 and 1995 are summarized as follows:

                                               1997                     1996                     1995
                                      -----------------------  -----------------------  -----------------------
REAL ESTATE SALES:                      AMOUNT       UNITS       AMOUNT       UNITS       AMOUNT       UNITS
                                      ----------     -----     ----------     -----     ----------     -----

  Single-family residences..........  $14,283,509         71   $6,956,676          40   $12,929,854         61

  Townhomes.........................   8,625,140          31    6,760,450          26    4,131,385          15
                                                                                   --                       --
                                      ----------         ---   ----------               ----------

    Total Sales.....................  22,908,649         102   13,717,126          66   17,061,239          76

COST OF REAL ESTATE SALES:

  Single-family residences..........  14,090,308                7,005,459               12,591,882

  Townhomes.........................   8,555,795                6,744,760                4,143,297

  Warranty..........................     207,844                  399,905                  275,966

  Reversal of warranty reserves.....      --                       --                     (774,312)
                                      ----------               ----------               ----------

    Total Cost of Sales.............  22,853,947               14,150,124               16,236,833

Recognition of impairment of real
  estate under development and land
  held for investment...............      --                   (6,093,475)                  --
                                      ----------               ----------               ----------

(Loss) income from development
  operations........................  $   54,702               $(6,526,473)             $  824,406
                                      ----------               ----------               ----------
                                      ----------               ----------               ----------

    Reversal of warranty reserves in 1995 is the result of the settlement of a lawsuit filed against the Company for general damages caused by alleged land subsidence.

(3) INVESTMENT IN LAND

    The Company is deferring the development of the Victorville project in San Bernardino County, California, due to market conditions.

    The Company regularly reviews the carrying value of its investment in land whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(3) INVESTMENT IN LAND (CONTINUED)
    During 1996, the Company recorded an impairment loss associated with the Victorville property, which is included as land held for investment, of $1,626,198. The recognition of impairment loss was a result of the Company valuing the land based on the sale of the vacant lots as opposed to the development of the project.

    The Company has expensed the holding costs related to the Victorville property, consisting primarily of property taxes, and debt service on the Victorville bond liability (Note 5). In addition, as of December 31, 1997, the Company has a delinquency of $777,000 for the Victorville bond liability and $55,000 for property taxes. Given the weakness in the Victorville housing market, the Company has determined that paying these taxes and servicing the nonrecourse bond liability is not a prudent use of capital. Subsequent to July 1997, accruals were no longer recorded as the value of the property subject to the debt equaled the liability of the debt. The debt is non-recourse and the Company is prepared to forfeit the property if other options are deemed uneconomical.

(4) DEFERRED AND OTHER ASSETS

    Included in deferred and other assets is trust deeds receivable. The Trust deeds receivable at December 31, 1997 and 1996 are as follows:

                                                           INTEREST
                                                             RATE       OUTSTANDING BALANCE
                                                         ------------  ----------------------
                                                                          1997        1996
                                                                       ----------  ----------

Trust deeds receivable.................................      10%-12%   $  148,655  $  168,597

Less reserve...........................................                   (50,000)    (50,000)
                                                                       ----------  ----------

Net trust deeds receivable.............................                    98,655     118,597

Income tax refund receivable...........................                   185,857      --

Other..................................................                   247,153     215,063
                                                                       ----------  ----------

Deferred and other assets..............................                $  531,665  $  333,660
                                                                       ----------  ----------
                                                                       ----------  ----------

    These trust deeds are collateralized by lots, houses, and condominium units sold by the Company, and mature from 1998 to 2014.

    Income tax refund receivable in 1997 of $185,857 represents the net refund receivable resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1996.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(5) TRUST DEEDS AND NOTES PAYABLE

    Trust deeds and notes payable as of December 31, 1997 and 1996 are as follows:

                                                                           BALANCE
                                                                 ----------------------------
                                                                     1997           1996
                                                                 -------------  -------------

Notes payable to financial institutions, secured by development projects' trust deeds--variable rates ranging from 4% to
  prime + 1.75%; maturing April 1998 through January 1999......  $   6,713,809  $   5,011,866

Notes payable to related parties, secured by development
  projects' trust deeds--rates of prime + 1.5% and 12%;
  maturing October 1998 through October 2000...................      8,899,743      9,759,364

Note payable to related parties, unsecured--rates ranging from
  prime to 12%; maturing May 1998 through June 1999............      3,819,086      2,769,186
                                                                 -------------  -------------

Total trust deeds and notes payable............................  $  19,432,638  $  17,540,416
                                                                 -------------  -------------
                                                                 -------------  -------------

Community Facilities District Special Tax Bonds................  $   2,336,544  $   2,336,544
                                                                 -------------  -------------
                                                                 -------------  -------------

    At December 31, 1997, the Prime rate was 8.50%.

    As of December 31, 1997, the Company had remaining loan commitments from banks of approximately $15,600,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

    During 1995, the Company obtained a loan in the amount of $4,000,000 from the Curci-Turner Company for the acquisition and development of the Summertree Park project. In addition to interest, this loan contains a profit sharing provision which provides that Curci-Turner Company receive 40% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1997, the outstanding balance owing on this loan totaled $3,070,492.

    During 1996, the Curci-Turner Company made a loan of $3,700,000 to the Company secured by 41 lots in the Cierra Del Lago project in Rancho Santa Marguerita and 100 lots in the Antares project in Del Mar Heights. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive thirty-three percent of "Net Proceeds" as defined in the agreement. As of December 31, 1997, the outstanding principal on this note was $3,700,000.

    During 1996, the Curci-Turner Company made loans totaling $1,487,500 to the Company secured by 21 lots and a four unit model complex in the Montserrat project in Murrieta, California. In addition to interest, each loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1997, the outstanding principal on these notes totaled $104,250.

    During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due an officer of the Company and a related party of $581,541 and $472,545, respectively,

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(5) TRUST DEEDS AND NOTES PAYABLE (CONTINUED) was exchanged for notes with interest payable at 10%. As of December 31, 1997, the outstanding principal due an officer of the Company and a related party on these notes was $581,541 and $472,545, respectively.

    During 1997, the Company obtained a loan in the amount of $2,025,000 from the Curci-Turner Company for the acquisition and development of the Parkland Hills project. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1997, the outstanding balance owing on this loan totaled $2,025,000.

    During 1997, the Company obtained a loan in the amount of $2,000,000 from Mission Gorge, LLC, a related party, for working capital purposes. The loan provides for interest at 12%. As of December 31, 1997, the outstanding principal on this note was $2,000,000.

    During 1997, the Company borrowed an additional $1,006,000 from and repaid $1,450,000 to an officer of the Company. As of December 31, 1997, the outstanding principal on remaining on these notes, which accrue interest at 12%, was $690,000.

    The $2,336,544 Community Facilities District Special Tax Bonds (CFD), were issued by the City of Victorville, California, to finance the construction of the infrastructure within the District, of which the Companys Victorville property is a part. The bonds are repaid through a special tax assessment on the parcels of land within the development. As the amount of the liability is fixed and determinable, and the related assets are subject to a lien, the liability and corresponding site improvement assets have been reflected in the financial statements.

    Aggregate future principal payments due on trust deeds payable, notes payable, and CFD indebtedness are summarized as follows:

YEAR ENDED DECEMBER 31,                                                     PRINCIPAL PAYMENTS
--------------------------------------------------------------------------  ------------------

1998......................................................................    $    7,501,252

1999......................................................................        10,148,482

2000......................................................................         2,089,938

2001......................................................................            69,726

2002......................................................................            75,412

Thereafter................................................................         1,884,372
                                                                            ------------------

Total.....................................................................    $   21,769,182
                                                                            ------------------
                                                                            ------------------

    During 1997, 1996 and 1995, the Company paid interest of $1,081,847, $743,401 and $862,505, respectively, on loans from related parties.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(6) INCOME TAXES

    The deferred income tax assets, resulting from differences between accounting for financial statements purposes, and tax purposes less valuation reserves are as follows:

                                                                     1997            1996
                                                                --------------  --------------
Inventory reserves............................................  $    3,758,000  $    4,706,000
Warranty reserves.............................................          98,000         102,000
State net operating loss......................................       1,700,000       1,517,000
Loss carryback claim..........................................        --               457,000
Federal operating loss........................................       5,282,000       4,127,000
                                                                --------------  --------------
                                                                    10,838,000      10,909,000
Valuation reserve.............................................     (10,838,000)    (10,909,000)
                                                                --------------  --------------
                                                                $     --        $     --
                                                                --------------  --------------
                                                                --------------  --------------

    The Company has established a valuation reserve equal to the deferred tax asset, as realization depends on the Companys ability to generate future earnings.

    During 1995, the Company filed a claim for a refund resulting from the carryback of losses related to the condemnation of certain property. As of December 31, 1997, the Internal Revenue Service has rejected the claim, and as a result, the Company has not included the related deferred tax asset as of December 31, 1997. The Company is currently considering continuing the appeals process.

    Benefit for income taxes in 1997 of $185,857 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1996.

    The following is a reconciliation of the federal statutory rate to the Company's effective rate for 1997, 1996, and 1995:

                                                                                         PERCENTAGE OF
                                                                 AMOUNT                  PRETAX INCOME
                                                               -----------             ------------------
                                                      1997        1996        1995     1996   1996   1995
                                                    ---------  -----------  ---------  ----   ----   ----
Statutory rate....................................  $(550,872) $(3,128,116) $ 174,550  (34%)  (34%)   34%
Utilization of unrecognized deferred income tax
  benefit.........................................     --          --        (174,550) --     --     (34%)
Limitation of loss carryforward...................    550,872    3,128,116     --       34%    34%   --
                                                    ---------  -----------  ---------  ----   ----   ----
                                                    $  --      $   --       $  --      --     --     --
                                                    ---------  -----------  ---------  ----   ----   ----
                                                    ---------  -----------  ---------  ----   ----   ----

    As of December 31, 1997, the Corporation had net operating loss carryforwards for federal and state income tax purposes of approximately $15,500,000 and $18,300,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2012, and from 1998 through 2007, respectively.

(7) PREFERRED STOCK

    In the third quarter of 1996, the Company paid $319,467 to redeem 189,153 shares of its Convertible Preferred Stock at the redemption price of $1.28 per share, plus accrued dividends of approximately $0.32

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(7) PREFERRED STOCK (CONTINUED)
per share, for shareholders of record on June 7, 1996. The remaining preferred shares (3,382,215) were converted into Common Stock. In addition, the shareholders received a promissory note in the amount of the preferred dividends accrued of $1,054,086, bearing interest at the rate of 10.0% per annum, payable quarterly. The total number of shares of Common Stock issued for Convertible Preferred Stock was 4,329,235 shares.

(8) QUALIFIED AND NON-QUALIFIED STOCK OPTION PLANS

    The Company has three stock-based compensation plans, which are described below. In addition, the Company issued 150,000 warrants in 1996 for non-employee services. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation costs have been recognized for its fixed stock option plans or issuance of warrants during 1995, 1996, and 1997. The compensation cost that has been charged against income for its stock incentive plan was $17,588 in 1997 and $17,164 in 1996. Had compensation costs for the Companys stock-based compensation plans and issuance of warrants been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Companys net (loss) income and (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                                    1997           1996          1995
                                                                -------------  -------------  ----------
Net (loss) income to
  common shareholders:          As reported...................  $  (1,620,211) $  (9,402,589) $   48,938
                                Pro forma.....................  $  (1,737,223) $  (9,519,652) $  (49,744)
Basic (loss) income per share:  As reported...................  $       (0.18) $       (1.28) $     0.01
                                Pro forma.....................  $       (0.19) $       (1.30) $    (0.01)

    The 1983 Stock Option Plan authorized an aggregate of 596,957 (adjusted for stock dividends) shares of common stock to be reserved for grant. The 1983 Stock Option Plan expired in September, 1993. Changes in the 1983 Stock Options Plan are summarized as follows:

                                               1997                     1996                    1995
                                      -----------------------  ----------------------  ----------------------
                                                   WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                    AVERAGE                 AVERAGE                 AVERAGE
                                                   EXERCISE                EXERCISE                EXERCISE
                                        SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                      ----------  -----------  ---------  -----------  ---------  -----------
Outstanding, beginning of year......     284,500   $    1.37     324,500   $    1.53     325,000   $    1.54
Granted.............................      --                      --                      --
Exercised...........................      --                      --                      --
Canceled............................    (130,000)  $    0.96     (40,000)  $    2.69        (500)  $    2.50
                                      ----------       -----   ---------       -----   ---------       -----
Outstanding, end of year............     154,500   $    1.72     284,500   $    1.37     324,500   $    1.53
                                      ----------       -----   ---------       -----   ---------       -----
                                      ----------       -----   ---------       -----   ---------       -----
Exercisable, end of year............     129,500                 237,500                 235,500
                                      ----------               ---------               ---------
                                      ----------               ---------               ---------

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(8) QUALIFIED AND NON-QUALIFIED STOCK OPTION PLANS (CONTINUED)
    The 1993 Stock Option Plan, (amended by the shareholders May 23, 1996) authorizes an aggregate of 1,500,000 shares of the Company's common stock to be reserved for grant. The options fully vest a year from the date of grant. Changes in the 1993 Stock Option plan are summarized as follows:

                                            1997                     1996                    1995
                                   -----------------------  ----------------------  ----------------------
                                                WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                     SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                   ----------  -----------  ---------  -----------  ---------  -----------

Outstanding, beginning of year...     877,250   $    0.89     883,250   $    0.89     582,000   $    0.79

Granted..........................     289,000   $    0.71       5,000   $    0.69     305,250   $    1.09

Exercised........................      --                      --                      (1,500)  $    0.75

Canceled.........................      (7,250)  $    0.87     (11,000)  $    0.84      (2,500)  $    0.75
                                   ----------       -----   ---------       -----   ---------       -----

Outstanding, end of year.........   1,159,000   $    0.85     877,250   $    0.89     883,250   $    0.89
                                   ----------       -----   ---------       -----   ---------       -----
                                   ----------       -----   ---------       -----   ---------       -----

Exercisable, end of year.........     870,000                 872,250                 563,000
                                   ----------               ---------               ---------
                                   ----------               ---------               ---------

Available for grant, end of
  year...........................     339,500                 621,250                 120,250
                                   ----------               ---------               ---------
                                   ----------               ---------               ---------

    The following table summarizes information about the outstanding options at December 31, 1997, from the Companys 1983 and 1993 stock option plans:

                                     OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                       ------------------------------------------------  ------------------------------
                         NUMBER     WEIGHTED-AVERAGE                       NUMBER
  RANGE OF EXERCISE    OUTSTANDING     REMAINING      WEIGHTED-AVERAGE   EXERCISABLE  WEIGHTED-AVERAGE
       PRICES          AT 12/31/97  CONTRACTUAL LIFE   EXERCISE PRICE    AT 12/31/97   EXERCISE PRICE
---------------------  -----------  ----------------  -----------------  -----------  -----------------

$0.69 to $0.96.......     944,500        5.5 years        $    0.77         655,500       $    0.79

$1.00 to $1.25.......     304,500        6.1 years        $    1.10         304,500       $    1.10

$2.50 to $3.00.......      64,500        4.0 years        $    2.89          39,500       $    2.82
                       -----------        --------            -----      -----------          -----

$0.69 to $3.00.......   1,313,500        5.5 years        $    0.95         999,500       $    0.97
                       -----------        --------            -----      -----------          -----
                       -----------        --------            -----      -----------          -----

    The 1989 Executive Long-Term Stock Incentive Plan, (amended by the shareholders May 23, 1996) authorizes an aggregate of 500,000 (adjusted for stock dividends) shares of the Company's common stock to be reserved for awards to key employees of the Company. The stock, once granted to the key employees,

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(8) QUALIFIED AND NON-QUALIFIED STOCK OPTION PLANS (CONTINUED) vests at 20 percent a year from the date of grant. The non-vested shares represent unearned compensation. Changes in the 1989 Executive Long-Term Stock Incentive plan are summarized as follows:

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------

Issued shares, beginning of year.............................    257,380    261,060    181,660

Issued.......................................................     82,000     --         83,000

Returned at termination of employment........................     (1,800)    (3,680)    (3,600)
                                                               ---------  ---------  ---------

Issued shares, end of year...................................    337,580    257,380    261,060
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

Vested, end of year..........................................    174,180    131,980     83,590
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

Available for award, end of year.............................    158,840    242,620     13,940
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Included as a separate deduction of stockholders equity is deferred compensation relating to this plan of $106,595 and $68,655 as of December 31, 1997, and 1996, respectively.

    The 1992 Director Stock Option Plan authorizes an aggregate amount of 100,000 shares to be granted. Each year, the directors that are members of the stock option committee are granted options to buy 7,500 shares at the market price at the date of grant, exercisable one year after grant, and expire 10 years after the grant date. During 1996 and 1997, 7,500 shares and 15,000 shares, respectively, were granted under this plan at an exercise prices of $0.69 and $0.44 per share, respectively. The exercise prices represent the market price at the date of grant. At December 31, 1997, no other shares related to this plan were outstanding.

    On May 23, 1996, the Company issued warrants to purchase 150,000 shares of common stock to a consultant. One-third of the warrants were exercisable immediately, one-third are exercisable one year after the grant date, and the remaining one-third are exercisable two years after the grant date. Such warrants have a $1.00 exercise price and expire 5 years from the grant date.

    The weighted-average fair value of the options and warrants granted during 1997, 1996 and 1995 is $0.60, $0.38 and $0.65, respectively. The fair value of each option and warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of
6.5 percent for all years; dividend yield of zero percent for all years; expected lives of 8.1, 5.4, and 10.0 years; and volatility of 106, 67, and 37 percent.

    On October 31, 1996, the Company issued warrants to purchase 150,000 shares of common stock to the minority owner of DMM Development, LLC (see Note 2). One-third of the warrants were exercisable immediately, one-third are exercisable one year after the grant date, and the remaining one-third are exercisable two years after the grant date. Such warrants have a $1.00 exercise price and expire 5 years from the grant date. The market price of common stock at the date of issuance was less than the exercise price. Accordingly, no value was ascribed the warrants.

(9) OTHER INCOME

    In 1993, the Company's Oceanside property was taken by the State of California through eminent domain. The Company received a deposit of probable compensation of $2,332,000 from the State and a loss of $194,932 was recorded at that time. In January 1995, a valuation trial was held, and the verdict

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(9) OTHER INCOME (CONTINUED)
entitled the Company to an additional $2,080,900, plus accrued interest. On March 24, 1995, the Company received $2,280,363 in settlement of this matter, which was recorded as other income in the first quarter of 1995.

(10) COMMITMENTS AND CONTINGENCIES

    There are several legal actions and claims pending against the Company. Based on the advice of legal counsel, management believes that the ultimate liability, if any, which may result from any of these lawsuits will not materially affect the financial position or results of operations of the Company.

    The Company has an operating lease with a related party that expires in 2001. Future minimum rent as of December 31, 1997, is $94,770 in 1998, $92,096 in 1999 and 2000, and $76,746 in 2001, for a total of $355,707. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $127,667 ($94,862 to a
related party), $101,721 ($34,951 to a related party) and $82,178, respectively.

(11) QUARTERLY FINANCIAL DATA--(UNAUDITED)

Year Ended December 31, 1997                     FIRST     SECOND      THIRD       FOURTH
                                               ---------  ---------  ----------  ----------

Sales........................................  $5,144,495 $9,085,987 $5,114,792  $3,563,375

Gross income (loss)..........................      1,207     32,462      32,071     (11,038)

Net loss.....................................  $(492,726) $(517,150) $ (325,344) $ (284,991)
                                               ---------  ---------  ----------  ----------
                                               ---------  ---------  ----------  ----------

Net loss per share...........................  $   (0.05) $   (0.06) $    (0.04) $    (0.03)
                                               ---------  ---------  ----------  ----------
                                               ---------  ---------  ----------  ----------


Year Ended December 31, 1996                     FIRST     SECOND      THIRD       FOURTH
                                               ---------  ---------  ----------  ----------

Sales........................................  $1,844,278 $2,550,093 $2,626,505  $6,696,250

Gross loss...................................    (59,511)   (83,087) (4,411,503) (1,972,372)

Net loss.....................................  $(770,131) $(831,099) $(5,001,876) $(2,597,236)
                                               ---------  ---------  ----------  ----------
                                               ---------  ---------  ----------  ----------

Net loss per share...........................  $   (0.18) $   (0.15) $    (0.54) $    (0.28)
                                               ---------  ---------  ----------  ----------
                                               ---------  ---------  ----------  ----------

    During the third and fourth quarter of 1996, the Company recognized impairment losses for real estate under development and land held for investment of $4,326,848 and $1,766,627, respectively. The impairment losses were for the Company's Victorville, Cypress Cove and Elk Grove projects.

                              CALPROP CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                                   TRUST DEEDS
                                                                        WARRANTY   RECEIVABLE
                                                                       ----------  -----------
Balance January 1, 1995..............................................  $1,499,408   $ 105,790
  Additions charged to operations....................................     275,966      --
  Reductions.........................................................  (1,473,674)    (55,790)
                                                                       ----------  -----------
Balance December 31, 1995............................................     301,700      50,000
  Additions charged to operations....................................     399,905      --
  Reductions.........................................................    (440,204)     --
                                                                       ----------  -----------
Balance December 31, 1996............................................     261,401      50,000
  Additions charged to operations....................................     207,844      --
  Reductions.........................................................    (180,967)     --
                                                                       ----------  -----------
Balance December 31, 1997............................................  $  288,278   $  50,000
                                                                       ----------  -----------
                                                                       ----------  -----------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CALPROP CORPORATION
                                                 (Registrant)

      /s/ VICTOR                                         March 26, 1998
       ZACCAGLIN                                    ------------------------
  -------------------                                         Date
   Victor Zaccaglin
    CHAIRMAN OF THE
         BOARD
  AND CHIEF EXECUTIVE
        OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Vice President/Secretary
      /s/ MARK F. SPIRO           and Treasurer (Chief
------------------------------    Financial and Accounting    March 26, 1996
        Mark F. Spiro             Officer)

     /s/ RONALD S. PETCH
------------------------------  President                     March 26, 1998
       Ronald S. Petch

 /s/ GEORGE R. BRAVANTE, JR.
------------------------------  Director                      March 26, 1998
   George R. Bravante, Jr.

      /s/ JOHN L. CURCI
------------------------------  Director                      March 26, 1998
        John L. Curci

     /s/ VICTOR ZACCAGLIN
------------------------------  Chairman of the Board         March 26, 1998
       Victor Zaccaglin           Chief Executive Officer

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