Form 10-Q
period 1998-03-31
CALPROP CORP
filed 1998-05-15
CIK 16496

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended        March 31, 1998        or
                                    ---------------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from             to
                                     -----------   ---------


Commission File Number  1-6844
                      --------

                              CALPROP CORPORATION
            (Exact name of registrant as specified in its charter)


     California                                             95-4044835
--------------------------                                  -----------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 13160 Mindanao Way, Suite 180, Marina Del Rey, California    90292
----------------------------------------------------------  -----------
 (Address of principal executive offices)                    (Zip Code)

 (Registrant's telephone number, including area code) (310) 306-4314
                                                     ----------------

                                Not Applicable
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X  NO
                                               ---   ---

Number of shares outstanding of each of Registrant's classes of common stock, as of April 27, 1998:

                                                       Number of Shares
Title of Each Class                                    Outstanding
----------------------                                 ---------------

Common Stock, no par value                             10,154,785

                              CALPROP CORPORATION

                                    PART I

                        ITEM I - FINANCIAL INFORMATION



          Set forth is the unaudited quarterly report for the quarters ended March 31, 1998 and 1997, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                              CALPROP CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                  (Unaudited)



                                                     March 31,     December 31,
                                                          1998             1997
                                                 -------------    -------------
Real estate development                             29,757,498       26,325,978
Investment in land                                   2,975,982        2,975,982
                                                 -------------    -------------
     Total investment in real estate                32,733,480       29,301,960

Other assets:
  Cash and cash equivalents                          3,721,255        1,100,028
  Prepaid expenses                                      11,574           23,149
  Deferred and other assets                            303,247          531,665
                                                 -------------    -------------
     Total other assets                              4,036,076        1,654,842
                                                 -------------    -------------

     Total assets                                   36,769,556       30,956,802
                                                 -------------    -------------
                                                 -------------    -------------







                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                             March 31,       December 31,
                                                                  1998               1997
                                                         -------------      -------------
Trust deeds and notes payable                               10,022,498          6,713,809
Related party notes                                         13,164,737         12,718,829
                                                         -------------      -------------
     Total trust deeds and notes payable                    23,187,235         19,432,638
Community facilities district special tax bonds              2,336,544          2,336,544
Accounts payable and accrued liabilities                     5,944,913          3,954,885
Warranty reserves                                              259,195            288,278
                                                         -------------      -------------
     Total liabilities                                      31,727,887         26,012,345

Minority interest (note 4)                                   2,472,583          2,187,847


Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,154,785 and
      9,304,785 shares at March 31, 1998 and
      December 31, 1997, respectively                       10,154,785          9,304,785
  Additional paid-in capital                                25,791,358         25,886,906
  Deferred compensation                                       (106,595)          (106,595)
  Notes receivable from common stock sale (note 3)            (447,813)               --
  Accumulated deficit                                      (32,822,649)       (32,328,486)
                                                         -------------      -------------
     Total stockholders' equity                              2,569,086          2,756,610
                                                         -------------      -------------

     Total liabilities and stockholders' equity             36,769,556         30,956,802
                                                         -------------      -------------
                                                         -------------      -------------





                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                           --------------------------------
                                                               1998               1997
                                                           -------------     --------------
 Development operations:

  Real estate sales                                            2,805,786          5,144,495
  Cost of real estate sales                                    2,888,289          5,143,288
                                                           -------------     --------------
(Loss) income from development operations                        (82,503)             1,207

Other income                                                      35,981              7,386

Other expenses:
  General and administrative expenses                            385,976            338,543
  Interest expense                                                68,567             87,176
  Investment property holding costs                                  --              75,600
                                                           -------------     --------------
Total other expenses                                             454,543            501,319

Minority interests (note 4)                                       (6,902)               --

Net loss                                                       $(494,163)         $(492,726)
                                                           -------------     --------------
                                                           -------------     --------------

Basic and diluted net loss per share (note 3)                     $(0.05)            $(0.05)
                                                           -------------     --------------
                                                           -------------     --------------




                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                         ---------------------------------
                                                                              1998               1997
                                                                         --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(494,163)         $(492,726)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
         Minority interests                                                    (6,902)               --
         Depreciation and amortization                                          9,585              7,932
         Provision for warranty reserves                                       17,000             47,389
     Change in assets and liabilities:
         Increase (decrease) in deferred and other assets                     239,450            (21,874)
         Increase in prepaid expenses                                          11,575             10,294
         Increase in accounts payable and accrued liabilities
           and warranty reserves                                            1,943,945            537,038
         Additions to real estate development in process                   (6,319,809)        (5,397,226)
         Cost of real estate sales                                          2,888,289          5,143,288
                                                                         --------------     --------------
               Net cash used in operating activities                       (1,711,030)          (165,885)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                                     (20,617)            (4,099)
                                                                         --------------     --------------
               Net cash used in investing activities                          (20,617)            (4,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under construction loans-related parties                    2,050,000            520,818
     Payments under construction loans-related parties                     (1,604,092)          (739,058)
     Borrowings under construction loans                                    6,069,342          3,594,816
     Payments under construction loans                                     (2,760,653)        (3,769,748)
     Contributions from joint venture partner                                 291,638            287,980
     Proceeds from issuance of common stock                                   306,639                --
                                                                         --------------     --------------
               Net cash provided by (used in) financing activities          4,352,874           (105,192)
                                                                         --------------     --------------
     Net increase (decrease) in cash and cash equivalents                   2,621,227           (275,176)
     Cash and cash equivalents at beginning of periods                      1,100,028          1,224,780
                                                                         --------------     --------------
     Cash and cash equivalents at end of periods                           $3,721,255           $949,604
                                                                         --------------     --------------
                                                                         --------------     --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the periods for -
         Interest (net of amount capitalized)                                  68,567             87,176

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Loans made to certain officers and a director for the purchase
         of common shares upon exercise of stock options                      447,813                --



                    The accompanying notes are an integral
                      part of these financial statements.

                              CALPROP CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                     PERIODS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)


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

        The results of operations for the nine months ended March 31, 1998 may not be indicative of the operating results for the year ending December 31, 1998.


Note 2:  INCOME TAXES

        As of March 31, 1998, the Company had net operating carryforwards for federal and state tax purposes of approximately $16,000,000 and $18,500,000, respectively. For federal and state tax purposes the net operating carryforwards expire from 2007 through 2013, and from 1998 through 2007, respectively.


Note 3:  NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share:

                                                                 Three Months Ended
                                                                       March 31,
                                                                1998            1997
                                                          ---------------------------
     Numerator for basic and diluted net
       loss per share                                      $(494,163)     $(492,726)
                                                          ---------------------------
                                                          ---------------------------

     Denominator for basic and diluted net loss per
       share -- weighted-average shares                     9,531,639      9,224,585
                                                          ---------------------------
                                                          ---------------------------

     Basic and diluted net loss per share                     $(0.05)        $(0.05)
                                                          ---------------------------
                                                          ---------------------------

        Options and warrants to purchase 789,000 and 1,269,250 shares of common stock were outstanding during the three months ending March 31, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive due to the net loss in both periods.

        On February 20, 1998, an officer of the company exercised options to purchase 130,000 shares of common stock with an exercise price of $0.825 per share. The Company received $107,250 cash as a result of the exercise of these options.

        On March 10, 1998, three officers and a director of the Company exercised options to purchase a total of 720,000 shares of common stock with a weighted-average exercise price of $0.8989 per share. The Company received $199,389 cash from an officer and received $447,813 in notes receivable from the remaining two officers and the director as a result of the exercise of these options. The notes receivable are secured by 520,000 shares of the Companys common stock, accrue interest at 4.987% and mature on March 10, 2001.


Note 4: MINORITY INTEREST

        The Company has consolidated the financial statements of DMM Development, LLC ("DMM"), a joint-venture formed for the development of the Cierra del Lago and Antares projects, Montserrat Development Co., LLC ("MDC"), a joint-venture formed for the development of certain lots in the Montserrat project, and Montserrat II, LLC, a joint-venture formed for the development of 117 lots adjacent to Company's original Montserrat project.

        Calprop Corporation ("Calprop") is entitled to receive two-thirds of the profits of DMM, and the other owner, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of the profits. As of December 31, 1997, RGC's ownership percentage in DMM was fifty percent.

        Calprop is entitled to receive all profits from MDC as Calprop became the sole owner of MDC during 1997.

        Pursuant to the operating agreement of Montserrat II, LLC, losses are allocated 100% first to Calprop until its capital account is zero, then to PICal. Income is allocated first to reverse losses, then to PICal to attain a return on its capital, then to the Calprop. As of December 31, 1997, PICal's ownership interest in Montserrat II, LLC was eight-four percent.

        As a result of the consolidations, the Company has recorded minority interest of $2,472,583 and $2,187,847 as of March 31, 1998 and
        December 31, 1997, respectively.


Note 5:  SUBSEQUENT EVENTS

        In April of 1998 the Company become a majority shareholder of a newly formed Colorado corporation, Colorado Pacific Homes, Inc. ("CPH"). CPH is owned eighty percent by the Company and twenty percent by the President of CPH. Additionally, in April of 1998 CPH acquired the Hunters Chase project, a 170 lot development in Thornton, Colorado.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had remaining loan commitments from financial institutions of approximately $9,500,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

         During March of 1998, the Curci-Turner Company, a related party, made a $500,000 loan commitment to the company for the development of 19 lots in phase 3 of the Summertree Park project in Elk Grove, California. The loan provides for interest at 12% and matures on June 19, 1998. As of March 31, 1998, the outstanding balance on the loan was $500,000.

         As of March 31, 1998, the Company had seven projects in various stages of development, with two producing revenues from completed homes:
Summertree Park and Montserrat. The remaining five projects, Cierra Del Lago, Antares, Montserrat Estates, Mockingbird Canyon and Parkland Hills, are in the initial stages of development. As of March 31, 1998, the Company controlled 1,888 lots, of which, 977 were owned by the company and in various stages of development, and 911 were in escrow. Of the 977 owned lots, the Company had 19 homes completed (8 were in escrow, 2 were available for sale and 9 were models not yet released for sale), 166 homes under construction (136 were in escrow and 30 were available for sale), 275 lots under development and 517 lots held for investment.

         As of March 31, 1998, the Company had 144 units in escrow (backlog) compared with a backlog of 50 units as of March 31, 1997. The gross revenues of such backlog was $29,800,000 and $12,100,000 as of March 31, 1998 and 1997, respectively. The increase in backlog is a result of an increase in the number of total units available for sale.

         The Company believes that, based on agreements with its existing institutional lenders and the Curci-Turner Company, it will have sufficient liquidity to finance its construction projects in 1998 through funds generated from operations and funds available under its existing loan commitments. In addition, the Company believes that if necessary, additional funds could be obtained by using its unencumbered real estate developments as collateral for additional loans.

RESULTS OF OPERATIONS


         Net loss of $494,163 in the first quarter of 1998 was consistent with a net loss of $492,726 in the first quarter of 1997.

         Gross loss of $82,503 changed from a profit of $1,207 for the first quarters of 1998 and 1997, respectively. The gross loss in 1998 is primarily a result of marketing expenses incurred in the Montserrat Estates, Cierra Del Lago and Antares projects. The Company anticipates selling its first homes in these projects in the second quarter of 1998.

         During the first quarters of the last two years, gross revenues decreased to $2,805,786 in 1998 from $5,144,495 in 1997. In the first quarter of 1998 the Company sold 17 homes with an average sales price of $165,046, and in the first quarter of 1997 the Company sold 23 homes with an average sales price of $223,674. The decrease in the number of sales and gross revenue between the first quarter of 1998 and 1997 is primarily due to an decrease in the number of completed units available for sale. The higher average sales price in 1997 is due to the Company selling homes in its higher priced Cypress Cove project during that period. The Cypress Cove project was completely sold out during 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits -

         27   Financial data schedule





                                  SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            CALPROP CORPORATION





         By:  /s/ Mark F. Spiro                          .
            ---------------------------------------------
            Mark F. Spiro
            Vice President/Secretary/Treasurer
            (Chief Financial and Accounting Officer)
            May 14, 1998