Form 10-Q
period 1998-06-30
CALPROP CORP
filed 1998-08-10
CIK 16496

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

    For the quarterly period ended June 30, 1998  or


[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ________________ to _________________


Commission File Number  1-6844


                                CALPROP CORPORATION
               (Exact name of registrant as specified in its charter)


            California                                       95-4044835
-----------------------------------------                  -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)

    13160 Mindanao Way, Suite 180, Marina Del Rey, California       90292
-------------------------------------------------------------   -------------
    (Address of principal executive offices)                     (Zip Code)

   (Registrant's telephone number, including area code)  (310) 306-4314


                                   Not Applicable
          (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X    NO
                                              ---     ---

Number of shares outstanding of each of Registrant's classes of common stock, as of July 8, 1998:

                                                           Number of Shares
Title of Each Class                                        Outstanding
------------------------------                             -----------------
Common Stock, no par value                                 10,154,785

                                CALPROP CORPORATION

                                       PART I

                           ITEM I - FINANCIAL INFORMATION



     Set forth is the unaudited quarterly report for the quarters ended June 30, 1998 and 1997, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                                CALPROP CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                    (Unaudited)

                                               June 30,         December 31,
                                                   1998                 1997
                                            -----------         ------------
Real estate development                     $34,861,932          $26,325,978
Investment in land                            2,975,982            2,975,982
                                            -----------          -----------
     Total investment in real estate         37,837,914           29,301,960

Other assets:
  Cash and cash equivalents                   2,978,245            1,100,028
  Prepaid expenses                                    0               23,149
  Deferred and other assets                     545,830              531,665
                                            -----------          -----------
     Total other assets                       3,524,075            1,654,842
                                            -----------          -----------
     Total assets                           $41,361,989          $30,956,802
                                            -----------          -----------
                                            -----------          -----------


                       The accompanying notes are an integral
                        part of these financial statements.

                                CALPROP CORPORATION

                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                    (Unaudited)

                                                June 30,        December 31,
                                                    1998                1997
                                             -----------        ------------
Trust deeds and notes payable                $12,205,350          $6,713,809
Related party notes                           17,035,925          12,718,829
                                             -----------          ----------
     Total trust deeds and notes payable      29,241,275          19,432,638
Community facilities district special
  tax bonds                                    2,336,544           2,336,544
Accounts payable and accrued liabilities       4,957,341           3,954,885
Warranty reserves                                279,885             288,278
                                             -----------          ----------
     Total liabilities                        36,815,045          26,012,345

Minority interest (note 4)                     1,872,191           2,187,847

Stockholders  equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,154,785 and
      9,304,785 shares at June 30, 1998 and
      December 31, 1997, respectively         10,154,785           9,304,785
  Additional paid-in capital                  25,791,358          25,886,906
  Deferred compensation                        (106,595)           (106,595)
  Notes receivable from common stock sale
     (note 3)                                  (447,813)                --
  Accumulated deficit                       (32,716,982)        (32,328,486)
                                             -----------          ----------
     Total stockholders  equity                2,674,753           2,756,610
                                             -----------          ----------

     Total liabilities and stockholders
      equity                                 $41,361,989         $30,956,802
                                             -----------          ----------
                                             -----------          ----------



                       The accompanying notes are an integral
                        part of these financial statements.

                                CALPROP CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                           -----------------------------        ------------------------------
                                                               1998              1997               1998               1997
                                                           ------------      -----------        ------------      ------------
Development operations:
  Real estate sales                                        $7,632,478         $9,085,987        $10,438,264        $14,230,482
  Cost of real estate sales                                 6,932,486          9,053,525          9,820,775         14,196,813
                                                           ----------         ----------        -----------        -----------
Income from development operations                            699,992             32,462            617,489             33,669

Other income                                                   11,370             27,946             47,351             35,332

Other expenses:
  General and administrative expenses                         446,521            465,299            832,497            803,842
  Interest expense                                             37,486             40,916            106,053            128,092
  Investment property holding costs                              --               75,600               --              151,200
                                                           ----------         ----------        -----------        -----------
Total other expenses                                          484,007            581,815            938,550          1,083,134

Minority interests (note 4)                                   121,688             (4,257)           114,786             (4,257)

Net income (loss)                                            $105,667          ($517,150)         $(388,496)       $(1,009,876)
                                                           ----------         ----------        -----------        -----------
                                                           ----------         ----------        -----------        -----------

Basic and diluted net income (loss) per share (note 3)          $0.01             ($0.06)            $(0.04)            $(0.11)
                                                           ----------         ----------        -----------        -----------
                                                           ----------         ----------        -----------        -----------



                       The accompanying notes are an integral
                        part of these financial statements.

                                CALPROP CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                           THREE  MONTHS ENDED                SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                     -----------------------------    ------------------------------
                                                                         1998             1997            1998              1997
                                                                     -------------    ------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $105,667      $(517,150)       $(388,496)     $(1,009,876)

     Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activites:
         Minority interests                                                121,688         (4,257)          114,786          (4,257)
         Depreciation and amortization                                      10,705           8,099           20,290           16,031
         Provision for warranty reserves                                    73,601          84,764           90,601          132,153
     Change in assets and liabilities:
         (Decrease) increase in deferred and other assets                (240,113)          19,371            (663)          (2,503)
         Increase in prepaid expenses                                       11,574          19,293           23,149           29,587

         (Decrease) increase in accounts payable and accrued
               liabilities and warranty reserves                       (1,040,483)        (91,441)          903,462          445,597
         Additions to real estate development in process              (12,036,920)     (6,274,796)     (18,356,729)     (11,672,022)
         Cost of real estate sales                                       6,932,486       9,053,525        9,820,775       14,196,813
                                                                     -------------    ------------    -------------    -------------
               Net cash (used in) provided by operating
                  activies                                              (6,061,795)       2,297,408      (7,772,825)       2,131,523

CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                                 (13,175)         (4,121)         (33,792)          (8,220)
                                                                     -------------    ------------    -------------    -------------
               Net cash used in investing activities                      (13,175)         (4,121)         (33,792)          (8,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under construction loans-related parties                 4,121,212       4,107,260        6,171,212        4,628,078
     Payments under construction loans-related parties                   (250,024)     (4,847,693)      (1,854,116)      (5,586,751)
     Borrowings under construction loans                                 8,241,168       3,320,306       14,310,510        6,915,122
     Payments under construction loans                                 (6,058,316)     (3,561,878)      (8,818,969)      (7,331,626)
     Contributions from joint venture partner                              377,920            --            669,558          287,980
     Distributions to joint venture partner                            (1,100,000)       (287,980)      (1,100,000)        (287,980)
     Proceeds from issuance of common stock                                    --             --            306,639              --
                                                                     -------------    ------------    -------------    -------------
               Net cash provided by (used in) financing
                   activities                                            5,331,960     (1,269,985)        9,684,834      (1,375,177)
                                                                     -------------    ------------    -------------    -------------
     Net (decrease) increase in cash and cash equivalents                (743,010)       1,023,302        1,878,217          748,126
     Cash and cash equivalents at beginning of periods                   3,721,255         949,604        1,100,028        1,224,780
                                                                     -------------    ------------    -------------    -------------
     Cash and cash equivalents at end of periods                        $2,978,245       1,972,906       $2,978,245       $1,972,906
                                                                     -------------    ------------    -------------    -------------
                                                                     -------------    ------------    -------------    -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the periods for -
         Interest (net of amount capitalized)                               37,486          40,916           68,567          128,092

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Exchange of loan from related party to minority interest               --                --            447,813          120,000



                       The accompanying notes are an integral
                          part of these financial statements

                                CALPROP CORPORATION

                           NOTES TO FINANCIAL STATEMENTS

                        PERIODS ENDED JUNE 30, 1998 AND 1997
                                    (Unaudited)


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

          The results of operations for the six months ended June 30, 1998 may not be indicative of the operating results for the year ending December 31, 1998.

Note 2:   INCOME TAXES

          As of June 30, 1998, the Company had net operating carryforwards for federal and state tax purposes of approximately $15,900,000 and $18,500,000, respectively. For federal and state tax purposes the net operating carryforwards expire from 2007 through 2013, and from 1998 through 2007, respectively.

Note 3:   NET INCOME PER SHARE

          The following table sets forth the computation of basic and diluted net income (loss) per share:



                                            Three Months Ended              Six Months Ended
                                                 June 30,                       June 30,
                                       --------------------------      --------------------------
                                           1998           1997             1998          1997
                                       --------------------------      --------------------------
Numerator for basic and diluted net
   income (loss) per share               $105,667      $(517,150)       $(388,495)   $(1,009,876)
                                       --------------------------      --------------------------
                                       --------------------------      --------------------------

Denominator for basic net income
   (loss) per share                    10,154,785      9,223,932        9,846,674      9,224,257

  Effect of dilutive stock options        283,638            --               --             --
                                       --------------------------      --------------------------
Denominator for dilutive net income
   (loss) per share                    10,438,423      9,223,932        9,846,674      9,224,257
                                       --------------------------      --------------------------
                                       --------------------------      --------------------------

Basic and diluted net income (loss)
   Per share                                $0.01         $(0.06)          $(0.04)        $(0.11)
                                       --------------------------      --------------------------
                                       --------------------------      --------------------------

          Options and warrants to purchase 799,000 and 1,269,250 shares of common stock were outstanding as of June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, and the three months ended June 30, 1997, options and warrants for the respective periods were not included in the computation of diluted net loss per common share because the effect would be antidilutive due to the net loss in these periods. However, for the three months ended June 30, 1998, 79,500 options and warrants were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

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

Note 4:   MINORITY INTEREST

          The Company has consolidated the financial statements of Colorado Pacific Homes, Inc. ("CPH"), a corporation formed for the purpose of developing real estate in the state of Colorado; DMM Development, LLC ("DMM"), a joint-venture formed for the development of the Cierra del Lago and Antares projects; and Montserrat II, LLC, a joint-venture formed for the development of 117 lots adjacent to the Company's original Montserrat project.

          Colorado Pacific Homes, Inc. is owned eighty percent by the Calprop Corporation ("Calprop") and twenty percent by the President of CPH.

          Calprop is entitled to receive two-thirds of the profits of DMM, and the other member, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of the profits. As of June 30, 1998, RGC's ownership percentage in DMM was fifty percent.

          Pursuant to the operating agreement of Montserrat II, LLC, losses are allocated 100% first to Calprop until its capital account is zero, then to PICal Housing Associates, L.P. (PICal), member. Income is allocated first to reverse losses, then to PICal to attain a return on its capital, then to Calprop. As of June 30, 1998, PICal's ownership interest in Montserrat II, LLC was eighty percent.

          As a result of the consolidations, the Company has recorded minority interest of $1,872,191 and $2,187,847 as of June 30, 1998 and December 31, 1997, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had remaining loan commitments from financial institutions of approximately $16,613,432, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

     During March of 1998, the Curci-Turner Company, a related party, made a $500,000 loan commitment to the company for the development of 19 lots in phase 3 of the Summertree Park project in Elk Grove, California. The loan provides for interest at 12% and matures on June 19, 1998. As of June 30, 1998, the outstanding balance on the loan was $500,000.

     During April of 1998, the Curci-Turner Company made a $1,500,000 loan to the company for the purchase of the High Ridge Court project, consisting of 170 lots in Thornton, Colorado. The loan provides for interest at 12% and is due on demand. As of June 30, 1998, the outstanding balance on the loan was $1,500,000.

     During May of 1998, the Curci-Turner Company made a $2,131,201 loan to the company for the purchase of an additional 34 lots in the Parkland Farms project in Healdsburg, California. The loan provides for interest at 12% and is due on October 1, 2000. As of June 30, 1998, the outstanding balance on the loan was $2,131,201.

     During June of 1998, the Curci-Turner Company made a $1,000,000 loan commitment to the company for the development of land in the Parkland Farms project in Healdsburg, California. The loan provides for interest at 12% and matures on August 30, 1998. As of June 30, 1998, the outstanding balance on the loan was $350,000.

     As of June 30, 1998, the Company had eight projects in various stages of development, with four producing revenues from completed homes: Summertree Park, Montserrat, Montserrat Estates and Cierra Del Lago. The remaining four projects, Antares, High Ridge Court, Parkland Farms and Mockingbird Canyon, are in the initial stages of development. As of June 30, 1998, the Company controlled 1,887 lots, of which, 1,146 were owned by the company and in various stages of development, and 741 were in escrow to be purchased by the Company.
Of the 1,146 owned lots, the Company had 14 homes completed (5 were in escrow and 9 were models not yet released for sale), 169 homes under construction (146 were in escrow and 23 were available for sale), 446 lots under development and 517 lots held for investment.

     As of June 30, 1998, the Company had 151 units in escrow ("backlog") compared with a backlog of 30 units as of June 30, 1997. The gross revenues of such backlog was $31,700,000 and $6,200,000 as of June 30, 1998 and 1997,
respectively. The increase in backlog is a result of an increase in the number of total units available for sale.

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

RESULTS OF OPERATIONS


     Net income of $105,667 changed from a loss of $517,150 for the second quarters of 1998 and 1997 respectively. Net loss for the first six months of 1998 and 1997 was $388,496 and 1,009,876, respectively. The changes for the noted periods are a result of an increase in profit from operations as the Company began selling homes in its Cierra Del Lago and Montserrat Estates projects.

     Gross profit was $699,992 and $32,462 in the second quarters of 1998 and 1997, respectively. For the first six months of 1998 and 1997, gross profit was $617,489 and $33,669, respectively. The increases in gross profit for the noted periods are a result of the Company beginning to sell homes in its Cierra Del Lago and Montserrat Estates projects. As during the noted periods, the Company was selling homes in the Cypress Cove and Summertree Park projects both of which had been adjusted for impairment in 1996.

     Gross revenues decreased to $7,632,478 in the second quarter of 1998 from $9,085,987 in the second quarter of 1997. During the first six months of the year, gross revenues decreased to $10,438,264 from $14,230,482, in 1998 and 1997, respectively. In the second quarter of 1998 the Company sold 35 homes with an average sales price of $218,000, and in the second quarter of 1997 the Company sold 37 homes with an average sales price of $246,000. During the first six months of 1998 the Company sold 52 homes with an average sales price of $201,000, and during the first six months of 1997 the Company sold 60 homes with an average sales price of $237,000. The higher average sales prices in both periods in 1997 are due to the Company selling homes in its higher priced Cypress Cove project during that period. The Cypress Cove project was completely sold out during 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits -

         27   Financial data schedule



                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      CALPROP CORPORATION



      By:   /s/ Mark F. Spiro
          -----------------------------------
          Mark F. Spiro
          Vice President/Secretary/Treasurer
          (Chief Financial and Accounting Officer)
          August 14, 1998