Form 10-Q
period 1998-09-30
CALPROP CORP
filed 1998-11-10
CIK 16496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended            September 30, 1998            or
                                    -------------------------------------------

[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from ______________ to ______________

Commission File Number  1-6844
                       ---------

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)


            California                                      95-4044835
----------------------------------                      ------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                       Identification No.)

    13160 Mindanao Way, Suite 180, Marina Del Rey, California      90292
-------------------------------------------------------------   ----------
    (Address of principal executive offices)                    (Zip Code)

    (Registrant's telephone number, including area code)  (310) 306-4314
                                                        ----------------

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  ---

Number of shares outstanding of each of Registrant's classes of common stock, as of October 19,1998:

                                           Number of Shares
Title of Each Class                        Outstanding
--------------------------                 ----------------

Common Stock, no par value                 10,154,785

                               CALPROP CORPORATION

                                     Part I

                         ITEM I - FINANCIAL INFORMATION



     Set forth is the unaudited quarterly report for the quarters ended September 30, 1998 and 1997, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                           September 30,                December 31,
                                                    1998                        1997
                                             (Unaudited)
                                        -----------------           -----------------
Real estate development                      $37,193,479                 $26,325,978
Investment in land                             2,975,982                   2,975,982
                                        -----------------           -----------------
     Total investment in real estate          40,169,461                  29,301,960

Other assets:
  Cash and cash equivalents                    4,355,342                   1,100,028
  Prepaid expenses                                34,723                      23,149
  Deferred and other assets (note 2)           2,969,387                     531,665
                                        -----------------           -----------------
     Total other assets                        7,359,452                   1,654,842
                                        -----------------           -----------------

     Total assets                            $47,528,913                 $30,956,802
                                        -----------------           -----------------
                                        -----------------           -----------------



                      The accompanying notes are an integral
                        part of these financial statements.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       September 30,      December 31,
                                                                1998              1997
                                                        (Unaudited)
                                                      ---------------   ---------------
Trust deeds and notes payable                            $18,176,894        $6,713,809
Related party notes                                       15,125,955        12,718,829
                                                      ---------------   ---------------
     Total trust deeds and notes payable                  33,302,849        19,432,638
Community facilities district special tax bonds            2,336,544         2,336,544
Accounts payable and accrued liabilities                   5,843,354         3,954,885
Warranty reserves                                            274,015           288,278
                                                      ---------------   ---------------
     Total liabilities                                    41,756,762        26,012,345

Minority interest (note 4)                                   200,746         2,187,847

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,154,785 and
      9,304,785 shares at September 30, 1998 and
      December 31, 1997, respectively                     10,154,785         9,304,785
  Additional paid-in capital                              25,791,358        25,886,906
  Deferred compensation                                     (106,595)         (106,595)
  Notes receivable from common stock sale (note 3)          (447,813)               --
  Accumulated deficit                                    (29,820,330)      (32,328,486)
                                                      ---------------   ---------------
     Total stockholders' equity                            5,571,405         2,756,610
                                                      ---------------   ---------------

     Total liabilities and stockholders' equity          $47,528,913       $30,956,802
                                                      ---------------   ---------------
                                                      ---------------   ---------------






                      The accompanying notes are an integral
                        part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                 Three Months Ended                  Nine Months Ended
                                                                   September 30,                       September 30,
                                                          ---------------------------------   ---------------------------------
                                                               1998              1997              1998              1997
                                                          ---------------   ---------------   ---------------   ---------------
Development operations:
  Real estate sales                                          $12,020,548        $5,114,792       $22,458,812       $19,345,274
  Cost of real estate sales                                   10,897,864         5,082,721        20,718,639        19,279,534
                                                          ---------------   ---------------   ---------------   ---------------
Income from development operations                             1,122,684            32,071         1,740,173            65,740

Other income                                                      12,181            27,080            59,532            62,412

Other expenses:
  General and administrative expenses                            453,301           222,040         1,285,798         1,025,882
  Interest expense                                                23,260           122,677           129,313           250,769
  Investment property holding costs                                   --            34,638                --           185,838
                                                          ---------------   ---------------   ---------------   ---------------
Total other expenses                                             476,561           379,355         1,415,111         1,462,489

Minority interests (note 4)                                       91,652             5,140           206,438               883

Income (loss) before benefit for income taxes                    566,652          (325,344)          178,156        (1,335,220)
Benefit for income taxes (note 2)                             (2,330,000)                         (2,330,000)
                                                          ---------------   ---------------   ---------------   ---------------
Net income (loss)                                             $2,896,652         ($325,344)       $2,508,156       $(1,335,220)
                                                          ---------------   ---------------   ---------------   ---------------
                                                          ---------------   ---------------   ---------------   ---------------

Basic and diluted net income (loss) per share (note 3)             $0.27            ($0.04)            $0.24            ($0.14)
                                                                   -----             -----             -----             -----
                                                                   -----             -----             -----             -----








                      The accompanying notes are an integral
                        part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Three Months Ended                  Nine Months Ended
                                                                       September 30,                       September 30,
                                                             ---------------------------------   ---------------------------------
                                                                  1998              1997              1998              1997
                                                             ---------------   ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         $  2,896,652       $  (325,344)     $  2,508,156      $ (1,335,220)
     Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
         Minority interests                                          91,652             5,140           206,438               883
         Depreciation and amortization                               11,591             8,235            31,881            24,266
         Provision for warranty reserves                            115,459            43,316           206,060           175,469
     Change in assets and liabilities:
         (Increase) in deferred and other assets                 (2,429,226)          (17,351)       (2,429,889)          (19,854)
         (Increase) in prepaid expenses                             (34,723)          (34,723)          (11,574)           (5,136)
         Increase (decrease) in accounts payable and                764,684          (327,755)        1,668,146           117,842
           accrued liabilities and warranty reserves
         (Additions) to real estate development in process      (13,229,411)       (5,698,077)      (31,586,140)      (17,370,099)
         Cost of real estate sales                               10,897,864         5,082,721        20,718,639        19,279,534
                                                             ---------------   ---------------   ---------------   ---------------
               Net cash (used in) provided by operating            (915,458)       (1,263,838)       (8,688,283)          867,685
                 activities

CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                            (5,922)             (866)          (39,714)           (9,086)
                                                             ---------------   ---------------   ---------------   ---------------
               Net cash (used in) investing activities               (5,922)             (866)          (39,714)           (9,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under construction loans-related parties            649,989         2,000,000         6,821,201         6,628,078
     Payments under construction loans-related parties           (2,559,959)         (500,998)       (4,414,075)       (6,087,749)
     Borrowings under construction loans                         11,639,406         3,582,534        25,949,916        10,497,656
     Payments under construction loans                           (5,667,862)       (2,204,201)      (14,486,831)       (9,535,827)
     Contributions from joint venture partner                         1,000                --           670,558           287,980
     Distributions to joint venture partner                      (1,764,097)         (120,000)       (2,864,097)         (407,980)
     Proceeds from issuance of common stock                              --                --           306,639                --
                                                             ---------------   ---------------   ---------------   ---------------
               Net cash provided by financing activities          2,298,477         2,757,335        11,983,311         1,382,158
                                                             ---------------   ---------------   ---------------   ---------------
                                                             ---------------   ---------------   ---------------   ---------------
     Net increase in cash and cash equivalents                    1,377,097         1,492,631         3,255,314         2,240,757
     Cash and cash equivalents at beginning of periods            2,978,245         1,972,906         1,100,028         1,224,780
                                                             ---------------   ---------------   ---------------   ---------------
     Cash and cash equivalents at end of periods                  4,355,342         3,465,537      $  4,355,342      $  3,465,537
                                                             ---------------   ---------------   ---------------   ---------------
                                                             ---------------   ---------------   ---------------   ---------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the periods for -
         Interest (net of amount capitalized)                        23,260           122,677           129,313          250,769

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Exchange of loan from related party to minority interest            --                --                --          120,000
     Exchange of loan payable for 50% in joint venture                              2,000,000                          2,000,000


                      The accompanying notes are an integral
                        part of these financial statements.

                               CALPROP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                    PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


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

         The results of operations for the nine months ended September 30, 1998 may not be indicative of the operating results for the year ending December 31, 1998.

Note 2:  INCOME TAXES

         Income tax expense (benefit) consisted of the following:


                                     Three Months Ended               Nine Months Ended
                                        September 30,                   September 30,
                                ------------------------------  -------------------------------
                                     1998           1997              1998           1997
                                ------------------------------  -------------------------------
         Current tax expense           $70,000             --           $70,000             --
         Deferred tax benefit       (2,400,000)            --        (2,400,000)            --
                                ------------------------------  -------------------------------
                                   $(2,330,000)            --       $(2,330,000)            --
                                ------------------------------  -------------------------------
                                ------------------------------  -------------------------------


         During the nine months ended September 30, 1998, the Company reduced the valuation allowance to recognize a deferred tax asset of $2,400,000. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards. The realization of the deferred tax asset will require aggregate taxable income of approximately $6,000,000 in future years.

         The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $2,400,000 of deferred tax assets will be realized. The remaining valuation allowance of approximately $12,200,000 is maintained against deferred tax assets which the Company has not determined to be more likely than not realizable at this time.

         At September 30, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $12,000,000 and $6,200,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2008 through 2012, and from 1998 through 2002, respectively.

Note 3:   NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per share:


                                                                      Three Months Ended              Nine Months Ended
                                                                        September 30,                   September 30,
                                                                 -----------------------------   -----------------------------
                                                                      1998          1997             1998           1997
                                                                 -----------------------------   -----------------------------
      Numerator for basic and diluted net income
            (loss) per share                                         $2,896,652     $(325,344)     $2,508,156     $(1,335,220)
                                                                 -----------------------------   -----------------------------
                                                                 -----------------------------   -----------------------------

      Denominator for basic net income (loss) per share              10,154,785     9,222,785       9,950,888       9,223,761
         Effect of dilutive stock options                               452,251            --         359,156              --
                                                                 -----------------------------   -----------------------------
      Denominator for dilutive net income (loss) per share           10,607,036     9,222,785      10,310,044       9,223,761
                                                                 -----------------------------   -----------------------------
                                                                 -----------------------------   -----------------------------

      Basic and diluted net income (loss) per share                       $0.27       $(0.04)           $0.24          $(0.14)
                                                                 -----------------------------   -----------------------------
                                                                 -----------------------------   -----------------------------

         Options and warrants to purchase 804,000 and 1,784,000 shares of common stock were outstanding as of September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1997 and the three months ended September 30, 1997, options and warrants for the respective periods were not included in the computation of diluted net loss per common share because the effect would be antidilutive due to the net loss in these periods. However, for the nine months ended September 30, 1998 and the three months ended September 30, 1998, 64,500 options and warrants were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

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

Note 4:  MINORITY INTEREST

         The Company has consolidated the financial statements of Colorado Pacific Homes, Inc. ("CPH"), a corporation formed for the purpose of developing real estate in the state of Colorado; DMM Development, LLC ("DMM"), a joint-venture formed for the development of the Cierra del Lago and Antares projects; Montserrat II, LLC, a joint-venture formed for the development of 117 lots adjacent to the Company's original Montserrat project; Parkland Farms Development Co., LLC ("Parkland"), a joint-venture formed for the development of 115 lots in Healdsburg, California; and RGCCLPO Development Co., LLC ("RGCCLPO"), a joint venture formed for the development of 450 lots in Milpitas, California.

         Colorado Pacific Homes, Inc. is owned eighty percent by the Calprop Corporation ("Calprop") and twenty percent by the President of CPH.

         Calprop is entitled to receive two-thirds of the profits of DMM, and the other member, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of the profits. As of September 30, 1998, RGC's ownership percentage in DMM was fifty percent.

         Pursuant to the operating agreement of Montserrat II, LLC, losses are allocated 100% first to Calprop until its capital account is zero, then to PICal Housing Associates, L.P. (PICal), member. Income is allocated first to reverse losses, then to PICal to attain a return on its capital, then to Calprop. As of September 30, 1998, PICal attained its return on capital and accordingly no longer owns ownership interest in Montserrat II, LLC.

         Pursuant to the operating agreement of Parkland Farms Development Co., LLC, Calprop is entitled to receive ninety nine percent of profits of Parkland, and the other member, CEO of Calprop, is entitled to receive the remaining one percent of the profits. As of September 30, 1998, the CEO of Calprop's ownership percentage in Parkland was one percent.

         Calprop is entitled to receive fifty percent of the profits of RGCCPLO, and the other member, RGC, is entitled to receive the remaining fifty percent of the profits. As of September 30, 1998, RGC's ownership percentage in RGCCPLO was fifty percent.

         As a result of the consolidations, the Company has recorded minority interest of $200,746 and $2,187,847 as of September 30, 1998 and December 31, 1997, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company had remaining loan commitments from financial institutions of approximately $18,176,894, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

         During March of 1998, the Curci-Turner Company, a related party, made a $500,000 loan commitment to the company for the development of 19 lots in phase 3 of the Summertree Park project in Elk Grove, California. The loan provides for interest at 12% and matures on December 19, 1998. As of September 30, 1998, the outstanding balance on the loan was $500,000.

         During April of 1998, the Curci-Turner Company made a $1,500,000 loan to the Company for the purchase of the High Ridge Court project, consisting of 170 lots in Thornton, Colorado. The loan provides for interest at 12% and is due on demand. As of September 30, 1998, the outstanding balance on the loan was $1,500,000.

         During May of 1998, the Curci-Turner Company made a $2,131,201 loan to the Company for the purchase of an additional 34 lots in the Parkland Farms project in Healdsburg, California. The loan provides for interest at 12% and is due on October 1, 2000. As of September 30, 1998, the outstanding balance on the loan was $1,131,201.

         As of September 30, 1998, the Company had seven projects in various stages of development, with three producing revenues from completed homes:
Summertree Park, Montserrat Estates, and Antares. The remaining four projects, High Ridge Court, Parkland Farms, Parc Metrolpolitan and Mockingbird Canyon, are in the initial stages of development. As of September 30, 1998, the Company controlled 1,903 lots, of which, 1,082 were owned by the company and in various stages of development, and 821 were in escrow to be purchased by the Company. Of the 1,082 owned lots, the Company had 26 homes completed (12 were in escrow and 14 were models not yet released for sale), 134 homes under construction (126 were in escrow and 8 were available for sale), 405 lots under development and 517 lots held for investment.

         As of September 30, 1998, the Company had 138 units in escrow ("backlog") compared with a backlog of 36 units as of September 30, 1997. The gross revenues of such backlog was $29,835,000 and $6,735,000 as of September 30, 1998 and 1997, respectively. The increase in backlog is a result of an increase in the number of total units available for sale.

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

         The Company utilizes computer technologies throughout its business to effectively carry out its day-to day operations. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company has reviewed each of its systems and programs and has determined that it is Year 2000 compliant. No material costs have been or will be incurred related to the Year 2000 compliance issue.

         The Company has initiated evaluation of its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

RESULTS OF OPERATIONS

         Net income before benefit for income taxes of $566,652 changed from a loss of $325,344 for the third quarters of 1998 and 1997, respectively. Net income before benefit for income taxes of $178,156 changed from a loss of $1,335,220 for the first nine months of 1998 and 1997, respectively. The changes for the noted periods are a result of an increase in profit from operations as the Company began selling homes in its Cierra Del Lago and Montserrat Estates projects.

         Gross profit was $1,122,684 and $32,071 in the third quarters of 1998 and 1997, respectively. For the first nine months of 1998 and 1997, gross profit was $1,740,173 and $65,740, respectively. The increases in gross profit for the noted periods are a result of the Company beginning to sell homes in its Cierra Del Lago and Montserrat Estates projects. As during the noted periods, the Company was selling homes in the Cypress Cove and Summertree Park projects both of which had been adjusted for impairment in 1996.

         Gross revenues increased to $12,020,548 in the third quarter of 1998 from $5,114,792 in the third quarter of 1997. During the first nine months of the year, gross revenues increased to $22,458,812 from $19,345,274, in 1998 and 1997, respectively. In the third quarter of 1998 the Company sold 60 homes with an average sales price of $200,300, and in the third quarter of 1997 the Company sold 24 homes with an average sales price of $213,100. During the first nine months of 1998 the Company sold 112 homes with an average sales price of $200,500, and during the first nine months of 1997 the Company sold 84 homes with an average sales price of $230,300. The higher average sales prices in both periods in 1997 are due to the Company selling homes in its higher priced Cypress Cove project during that period. The Cypress Cove project was completely sold out during 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits -

         27       Financial data schedule






                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





          CALPROP CORPORATION


          By:   /s/ Mark F. Spiro
               ------------------------------------------
               Mark F. Spiro
               Vice President/Secretary/Treasurer
               (Chief Financial and Accounting Officer)
               October 19, 1998