Form 10-K405
period 1998-12-31
CALPROP CORP
filed 1999-03-30
CIK 16496

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 1-6844

                            ------------------------

                              CALPROP CORPORATION

         Incorporated in California          I.R.S. Employer Identification
          13160 MINDANAO WAY, #180                   No. 95-4044835
      MARINA DEL REY, CALIFORNIA 90292
               (310) 306-4314

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR
                                     VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K /X/

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                        $2,826,552 AT FEBRUARY 25, 1999

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               10,284,135 SHARES OUTSTANDING AT FEBRUARY 25, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's definitive Proxy Statement for 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Calprop Corporation ("Calprop") designs, constructs and sells single-family detached and attached homes and townhomes as part of condominiums or planned unit developments in California and Colorado. The Company selects and acquires the site, secures construction financing and constructs and sells homes. The Company also sells improved lots in California. The Company selects projects of varying types in several local markets in an effort to reduce the risks inherent in the residential housing industry. To enable the Company to adapt to the changing market conditions and to control its overhead expenses, the Company performs its construction activities through independent subcontractors under the direction of on-site construction supervisors employed by the Company rather than employing a permanent construction work force. The Company does not generally finance the purchase of its homes, but has done so in the past to facilitate sales and may do so in the future to the extent it is feasible, if market conditions require such financing. In addition to the continuing emphasis on single-family construction, the Company also develops raw land through the planning, zoning, and entitlement process.

    During 1998, the Company was primarily engaged in the development of lots, and the construction and marketing of single-family detached homes and townhomes. As of December 31, 1998, the Company had ten residential housing projects in various stages of development, consisting of 196 homes under construction (123 were in escrow), and 918 lots under development. Included in the 196 homes under development are 27 model homes used in selling the various types of housing developed. The Company's products range from less expensive homes for first-time buyers to more expensive near custom homes.

RESIDENTIAL HOUSING INDUSTRY

    The residential housing industry includes several hundred developers and home builders of various sizes and capabilities. The development process starts with the acquisition of a raw parcel of land. The developer prepares preliminary plans, environmental reports and obtains all necessary governmental approvals, including zoning and conditional use permits before subdividing the land into final tract maps and approved development plans. The subdivided parcel is then graded and the infrastructure of roads, sewers, storm drains, and public utilities are added to develop finished lots. Building permits are obtained and housing is constructed, and then sold or rented. Residential housing is constructed in a variety of types, including single-family detached homes (ranging from the less expensive "first-time buyer" homes to the medium priced "trade-up" homes to the more expensive "custom" homes), patio-homes (adjacent homes with party walls), condominiums (owner-occupied multifamily housing), and multifamily rental housing (apartments, retirement homes and other types of nonowner occupied multifamily housing). Any of these types can be built as part of a planned unit development with common areas such as green belts, swimming pools and other recreational facilities for common use by occupants.

THE COMPANY'S STRATEGY

    The Company's strategy has been to acquire land in or near major urban centers in California and to construct single-family housing for resale. During the current year, the Company broadened its market to acquire land in or near major urban centers in Colorado for development of single-family housing for resale. The Company does not specialize in the construction of a specific type or design of housing and does not limit its operation to any specific location. The Company usually acquires project sites which are properly zoned and subdivided so that the Company can construct and sell single-family housing in a relatively short period of time, usually two to three years. The Company will also acquire raw land that is not zoned or subdivided for investment or for development by processing it through the entitlement process to obtain proper zoning and other permits necessary for development into single-family housing and other urban uses.

FUTURE PROJECTS

    As the Company intends to continue specializing in the construction and sale of single-family and multifamily housing, the Company is continually considering potential projects for development. In addition to the construction and sale of single-family and multifamily housing, the Company is entering the market to construct and lease single-family and multifamily housing. This market would provide consistent cash flow in the cyclical industry of real estate development. The Company currently has land in escrow for the purchase and construction of single-family and multifamily housing for lease in 1999. The following discussion is the process which the Company follows to acquire land, entitle, market and build residential housing projects.

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

    Projects in which product is currently in the marketing stage are Parc Metropolitan, Mockingbird Canyon, Saddlerock, and Templeton Heights. All such projects are being marketed through realtors who have no other affiliation with the Company.

WARRANTIES

    The Company provides a one-year express warranty against defects in workmanship and materials to purchasers of homes in its projects. In addition, California and Colorado law provides the Company's customers certain implied warranties, the scope and duration of which exceed the Company's express warranties. The Company requires its subcontractors to indemnify the Company in writing and requires the insurance of the subcontractor to provide that the Company is a primary insured and an additional insured from its subcontractors for liabilities arising from their work, except for liability arising through the sole negligence or willful misconduct of the Company or from defects in designs furnished by the Company. Nevertheless, the Company is primarily liable to its customers for breach of warranty. The Company has builder's product liability insurance coverage which it believes to be adequate in light of the Company's claims history.

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

EMPLOYEES

    The Company has approximately twenty nine full-time employees, including five executive officers, sixteen persons in its finance, marketing and operations departments, and eight field superintendents and general laborers. The Company also employs temporary and part-time laborers from time to time as necessary. None of the Company's employees is currently represented by a collective bargaining unit. The Company compensates its employees with salaries and fringe benefits that it believes are competitive with the building industry and the local economy. The Company believes that relations with its employees generally are excellent.

LICENSING

    The Company is licensed by the State of California as a general building contractor, and this license is essential to its operations. This license must be renewed every two years. The Company's current license expires in July 2002 and the Company expects to renew its license on or before expiration.

ITEM 2.  PROPERTIES

CURRENT PROJECTS

    The table below sets forth certain information relating to the Company's current projects as of December 31, 1998 and certain information relating to the Company's development operations during the previous twelve months.

                                                                  UNITS                      UNITS       UNITS SOLD
                                                                 SOLD 12    UNITS UNDER    COMPLETED     SUBJECT TO     REMAINING
                                                                 MONTHS     CONSTRUCTION   AND UNSOLD   CONSTRUCTION     UNITS TO
                                                                  ENDED        AS OF         AS OF         AS OF       CONSTRUCT AS
PROJECT                                                         12/31/98      12/31/98      12/31/98      12/31/98     OF 12/31/98
--------------------------------------------------------------  ---------   ------------   ----------   ------------   ------------
 1. Cierra Del Lago............................................     41           --            --            --              --
 2. Antares....................................................      8           92            --            75              --
 3. Summertree Park-Elk Grove..................................     24           18            --             6              45
 4. Montserrat.................................................     15           --            --            --              --
 5. Montserrat Estates.........................................     74           45            --            37              --
 6. Mockingbird Canyon.........................................     --           --            --            --              31
 7. Parkland Farms.............................................     --           26            --             5              89
 8. Parc Metropolitan..........................................     --           12            --            --             370
 9. Parcwest...................................................     --           --            --            --              68
10. High Ridge Court...........................................     --            3            --            --             167
11. Saddlerock.................................................     --           --            --            --              94
12. Templeton Heights..........................................     --           --            --            --              54
13. Mission Gorge..............................................     --           --            --            --              --
                                                                                               --
                                                                   ---          ---                         ---           -----
                                                                   162          196            --           123             918
                                                                                               --
                                                                                               --
                                                                   ---          ---                         ---           -----
                                                                   ---          ---                         ---           -----
   Total inventory units as of 12/31/98 (including 27 model
     units)...................................................                                                            1,114
                                                                                                                          -----
                                                                                                                          -----

    BACKLOG--As noted in the above table, the total number of units sold subject to construction ("backlog") at December 31, 1998, was 123 units, with gross revenues of such backlog equal to $29,835,000. As of March 15, 1999, the backlog was 140 units, representing $33,180,000 compared to a backlog of 145 units representing $29,674,000 as of March 15, 1998. See also "Management Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of Real Estate Sales for 1998 and 1997.

1.  CIERRA DEL LAGO (RANCHO SANTA MARGUERITA, ORANGE COUNTY, CALIFORNIA)

    The Cierra Del Lago project, formerly Montana Del Lago, consists of 41 units of single-family detached housing. The project consists of two models ranging from 1,281 to 1,412 square feet with base sales prices before lot premiums or sales incentives of $167,900 to $175,900. The Company closed escrow on all 41 units in 1998.

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

    As of December 31, 1998, there is no outstanding debt related to the Cierra Del Lago project.

2.  ANTARES (DEL MAR HEIGHTS, SAN DIEGO COUNTY, CALIFORNIA)

    The Antares project, formerly Elysian 2, consists of 100 units of single-family detached housing. The project consists of three models ranging from 1,212 to 1,567 square feet with base sales prices before lot premiums or sales incentives of $210,500 to $310,500. As of December 31, 1998, eight of the units closed escrow, and 75 of the units were sold subject to construction. The Company expects the majority of these units to close in the second and third quarter of 1999.

    The project is located about 20 miles north of San Diego along Interstate 5.

    In 1996, the Company formed DMM with RGC. In December, 1996, 100 lots in the Antares project were acquired by DMM. The profits and losses of DMM are to be distributed between the members as follows, 33.3% to RGC and 66.7% to the Company.

    The Company's construction loans for the 100 units was secured by Imperial Bank in 1997. The loans permit borrowings by the Company of $17,029,313 on this project and bear interest at the bank's reference rate plus 1.5%. As of December 31, 1998, the outstanding principal of these loans totaled $8,256,525, and the Company had available $7,097,626. The Company believes these funds are adequate to complete the construction of the project.

    The Company has an acquisition loan with the Curci-Turner Company on the entire 100 lots of the project. The loan permits borrowing by the Company of $3,050,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 33.3% of "net proceeds" as defined in the agreement. As of December 31, 1998, $2,816,600 of the principal of this loan was outstanding.

3.  SUMMERTREE PARK (ELK GROVE, SACRAMENTO COUNTY, CALIFORNIA)

    The Summertree Park project consists of 120 units of single-family detached housing. The first phase of 22 units and four models, which product has been discontinued, and second phase of 19 units, the first phase of the new product has been sold in its entirety as of December 31, 1998. The project presently consists of two models ranging from 1,509 to 2,183 square feet with base sales prices, before lot premiums or sales incentives, of $129,900 to $157,900. The third phase of 19 units and nine units in the fourth phase was released in 1998. As of December 31, 1998, 24 of the units were closed, six units were in escrow and ten were under construction. Construction of the fifth phase of 20 units is expected to begin in June 1999.

    The project is located about 20 miles south of Sacramento along Highway 99.

    The Company's construction loan on the third phase of construction was secured with Imperial Bank. The loan permits borrowing by the Company of $2,423,356 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 1998, the outstanding principal of this loan was $439,670, and the Company had available $404,768. The Company believes these funds are adequate to complete the construction of the third phase of construction.

    The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 120 lots of the project. The loan permits borrowing by the Company of $4,000,000 on this project and bears interest at the prime 1.5%. The loan contains a profit sharing provision in the amount of 40% of "net proceeds" as defined in the agreement. As of December 31, 1998, $1,701,894 of the principal of this loan was outstanding.

4.  MONTSERRAT (MURRIETA, RIVERSIDE COUNTY, CALIFORNIA)

    The Montserrat project consists of 89 units of single-family detached housing. The Company released for construction four models and 41 units in 1996. The Company closed escrow on all 89 units as of December 31, 1998.

    The project is located about 65 miles southeast of Los Angeles along Highway 15.

    The Company secured a $1,346,000 acquisition loan from L & N Consultants, Inc., the land seller, which bears interest at prime plus 2.0%. As of December 31, 1998, the loan had been paid in its entirety.

    The Company's construction loan on the 24 units in the fourth phase of construction was secured in 1997 with Imperial Bank. The loan permits borrowing by the Company of $4,226,170 and bears interest at the prime plus 1.25%. As of December 31, 1998, the loan had been paid in its entirety.

    The Company has model and acquisition loans with the Curci-Turner Company on four model units and 21 units of the project. The loans permit borrowing by the Company of $400,000 and $1,487,500, respectively and bear interest at 12%. The loans contain a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1998, $104,250 was outstanding on the model loan and the acquisition loan was paid off in its entirety.

5.  MONTSERRAT ESTATES (MURRIETA, RIVERSIDE COUNTY, CALIFORNIA)

    The Montserrat project consists of 119 units of single-family detached housing. The project consists of four models ranging from 2,280 to 3,411 square feet with base sales prices before lot premiums or sales incentives of $174,900 to $242,900. The Company released for construction 24 units in 1997. The Company closed escrow on 74 units in 1998. As of December 31, 1998, the Company had 41 units under construction (37 were in escrow), and four models.

    The project is located about 65 miles southeast of Los Angeles along Highway 15.

    The Company secured a $752,000 acquisition loan from Oak Properties 24, LLC, the land seller, which bears interest at 4.0%. As of December 31, 1998, the outstanding balance on this loan was paid in its entirety.

    On October 30, 1997, the Company and PICal Housing Associates, L.P. ("PICal") formed Montserrat II, LLC. As part of the formation, Calprop contributed 119 lots of its Montserrat Estates project as well as certain obligations related to the lots, for a basis of $550,000, which approximated book value and fair value. PICal contributed $2,000,000 at the formation and contributed an additional $864,097 as of December 31, 1998. Pursuant to the operating agreement of Montserrat II, LLC, losses are allocated 100% first to Calprop until its capital account is zero, then to PICal. Income is allocated first to reverse losses, then to PICal to attain a return on its capital, then to Calprop. As of December 31, 1998, PICal attained its return on capital and accordingly no longer owns ownership interest in Montserrat II, LLC.

    The Company's construction loan on the 36 units in the fourth phase of construction was secured in 1998 with Imperial Bank. The loan permits borrowing by the Company of $7,034,958 and bears interest at the prime plus 1.0%. As of December 31, 1998, the outstanding principal of this loan was $2,897,820, and the Company had available $4,789,265. The Company believes these funds are adequate to complete the construction of the fourth phase of construction.

6.  MOCKINGBIRD CANYON (UNINCORPORATED TERRITORY OF RIVERSIDE COUNTY,
    CALIFORNIA)

    The Mockingbird Canyon project consists of 31 lots. The Company is planning on building single-family homes averaging 3,694 to 4,137 square feet with average sales prices before lot premiums or sales incentives of $419,900 to $439,900. As of December 31, 1998, the Company had 31 lots under construction.

    The project is located about 90 miles east of Los Angeles and 30 miles south of San Bernardino along Interstate 15.

    The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 31 lots of the project. The loan permits borrowing by the Company of $3,500,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1998, $2,513,000 of the principal of this loan was outstanding.

7.  PARKLAND FARMS (HEALDSBURG, SONOMA COUNTY, CALIFORNIA)

    The Parkland Farms project, formerly Parkland Hills, consists of 115 units of single-family detached housing. The project consists of three models ranging from 1,902 to 1,926 square feet with base sales prices before lot premiums or sales incentives of $224,900 to $269,900. The Company released for construction 23 units in 1998. As of December 31, 1998, the Company had 23 units under construction (five were in escrow), and three models.

    The project is located about 75 miles north of San Francisco along highway 101.

    In 1998, the Company formed Parkland Farms Development Co., LLC, a California limited liability company, ("Parkland") with an officer of the Company. In September, 1998, 115 lots in the Parkland Farms project were acquired by Parkland. The profits and losses of Parkland are to be distributed between the members as follows, 1% to Partner and 99% to the Company.

    The Company has acquisition/construction loans with the Curci-Turner Company on the entire 115 lots of the project. The loans permits borrowing by the Company of $4,808,201 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1998, the principal balance of the loans totaled $3,532,739.

    The Company's construction loan on the 45 units in the first and second phase of construction was secured in 1998 with Imperial Bank. The loan permits borrowing by the Company of $13,400,000 and bears interest at the prime plus 1.0%. As of December 31, 1998, the outstanding principal of this loan was $6,940,347, and the Company had available $6,040,744. The Company believes these funds are adequate to complete the construction of the first two phases of construction.

8.  PARC METROPOLITAN

    The Parc Metropolitan project consists of three separate projects/products, Product A, Product B, and Product C.

    Product A consists of 130 lots. The Company is planning on building single-family attached housing. The project consists of two models ranging from 1,415 to 1,788 square feet with base sales prices before lot premiums or sales incentives of $290,000 to $310,000.

    Product B consists of 108 lots. The Company is planning on building single-family attached housing. The project consists of six models ranging from 982 to 1,411 square feet with base sales prices before lot premiums or sales incentives of $225,000 to $275,000.

    Product C consists of 144 lots. The Company is planning on building single-family attached housing. The project consists of two models ranging from 1,346 to 1,533 square feet with base sales prices before lot premiums or sales incentives of $270,000 to $290,000.

    The project is located approximately 45 miles south of San Francisco along highway 880 in the Silicon Valley area.

    In 1998, the Company formed RGCCLPO Development Co., LLC, a California limited liability company, ("RGCCLPO") with RGC Courthomes, Inc., a California Corporation, ("RGC"). In September, 1998, 382 lots in the Metropolitan project were acquired by RGCCLPO. The profits and losses of RGCCLPO are to be distributed between the members as follows, 50% to RGC and 50% to the Company.

    The Company acquired the land through seller financing with Ford Motor Company and Ford Motor Land Development Corporation on the entire 382 lots and the land for the Parcwest Apartments project. The original note balance of $12,850,000 bears interest at 9%. As of December 31, 1998, $11,241,567 was outstanding.

    The Company's acquisition and development loan on the entire 382 lots of the project was secured in 1998 with Lowe Enterprises Residential Advisors, ("Lowe"). The loan permits borrowing by the Company of $9,700,000 and bears interest at the prime plus 2.0%. As of December 31, 1998, the outstanding principal of this loan was $5,415,957, and the Company had available $4,789,265. The Company believes these funds are adequate to complete the development of the 382 lots.

    The Company's construction loan on the first and second phase of construction for Product A was secured with Imperial Bank in 1998. The loan permits borrowing by the Company of $12,381,550 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 1998, the outstanding principal of this loan was $440,127, and the Company had available $11,496,745. The Company believes these funds are adequate to complete the construction of the second phase of construction.

9.  PARCWEST

    The Parcwest project consists of 68 lots. The Company is in the preliminary planning stages of the project to start construction in 1999.

    The project is located approximately 45 miles south of San Francisco along highway 880 in the Silicon Valley area.

10. HIGH RIDGE COURT

    The High Ridge Court project, former Hunters Chase, consists of 170 lots. The Company is planning on building single-family housing. The project consists of three models ranging from 1,809 to 2,484 square feet with base sales prices before lot premiums or sales incentives of $151,900 to $162,900.

    The project is located approximately 3 miles west of I-25 in the city of Thornton.

    The Company has an acquisition loan with the Curci-Turner Company on the entire 170 lots of the project. The loan permits borrowing by the Company of $2,500,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1998, $2,025,000 of the principal of this loan was outstanding.

    The Company's acquisition and development loan on the entire 170 lots of the project was secured in 1998 with First American Bank Texas. The loan permits borrowing by the Company of $1,723,050 and bears interest at the prime plus 1.0%. As of December 31, 1998, the outstanding principal of this loan was $545,987, and the Company had available $1,049,403. The Company believes these funds are adequate to complete the development of the 170 lots.

    The Company's revolving construction loan on the entire 170 lots of the project was secured in 1998 with First American Bank Texas. The revolving loan permits the Company to have a maximum balance of $5,000,000. The loan bears interest at the prime plus 1.0%. As of December 31, 1998, the outstanding principal of this loan was $108,754, and the Company had available $4,891,246. The Company believes these funds are adequate to complete the construction of the 170 units.

11. SADDLEROCK

    The Saddlerock project consists of 94 lots. The Company is planning on building single-family homes averaging 2,515 square feet and average sales prices near $275,000 on the 94 lots.

    The project is located adjacent to highway E470 approximately 7 miles east of I-25 in the city of Aurora.

    The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 94 lots of the project. The loans permits borrowing by the Company of $2,350,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1998, $2,350,000 of the principal of this loan was outstanding.

12. TEMPLETON HEIGHTS

    The Templeton Heights project consists of 54 lots. The Company is planning on building single-family homes on the 54 lots.

    The project is located approximately 5 miles east of I-25 in the city of Colorado Springs.

13. MISSION GORGE (SAN DIEGO, SAN DIEGO COUNTY, CALIFORNIA)

    In 1987, the Company purchased approximately 200 acres of land in San Diego. The previous owners, as a part of a group of property owners, had entered into an option agreement with another developer to acquire the group's property, upon obtaining an Amended Community Plan for the community in which the property is located. At the present time, the Amended Community Plan has not been completed. The Company is actively pursuing alternative land development opportunities.

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

LAND HELD FOR INVESTMENT

1.  BRENTWOOD (VICTORVILLE, SAN BERNARDINO COUNTY, CALIFORNIA)

    The Victorville project consisted of 517 lots. The Company substantially completed the entitlement process on the project during 1992 that was part of a Mello Roos Community Facilities District for major infrastructure in the Victorville area.

    During 1996, the Company recorded an impairment loss associated with the Victorville property, which was included as land held for investment, of $1,626,198. The recognition of impairment loss was a result of the Company valuing the land based on the sale of the vacant lots as opposed to the development of the project.

    In addition, as of December 31, 1997, the Company had a delinquency of $777,000 for the Victorville bond liability and $55,000 for property taxes. Given the weakness in the Victorville housing market, the Company had determined that paying these taxes and servicing the nonrecourse bond liability is not a prudent use of capital. Subsequent to July 1997, accruals were no longer recorded as the value of the property subject to the debt equaled the liability of the debt. The debt is non-recourse and the Company was prepared to forfeit the property if other options are deemed uneconomical.

    On December 29, 1998, the Company sold the Victorville property for approximately the net book value. The purchase agreement called for the buyer to assume all property tax, bond liability and related penalties and interest.

DEVELOPMENTS IN ESCROW

    The Company has entered into escrow to acquire 83 lots in Colorado Springs and 17.60 acres of land in Boulder, Colorado. The Company is also in escrow to acquire 92 lots in San Luis Obispo and 182 lots in San Diego, California.

ITEM 3.  LEGAL PROCEEDINGS

    There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject other than routine litigation incidental to the Company's business, none of which is considered by the Company to be material to its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Company's security holders during the fourth quarter of 1998.

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

                                                        FIRST     SECOND      THIRD     FOURTH
                                                       QUARTER    QUARTER    QUARTER    QUARTER
                                                      ---------  ---------  ---------  ---------
1998 stock price range--
  High..............................................  $1 1/4     $1 3/4     $1 7/8     $1 5/8
  Low...............................................  1 1/16     1 1/16     1 9/16     1 1/4

1997 stock price range--
  High..............................................  9/16       9/16       1 5/16     15/16
  Low...............................................  9/32       9/32       3/8        1/2

    As of February 25, 1999, there were 549 record holders of common stock.

Dividends:  There have been no cash dividends declared in the past two years, nor was there a stock dividend declared during 1998 or 1997. The dividend policy, whether cash or stock, is reviewed by the Board of Directors on an annual basis. During 1998, there were no restrictions, as a result of a loan or other agreement, limiting the Company's ability to issue a dividend.

ITEM 6.  SELECTED FINANCIAL DATA

    The following data should be read in conjunction with the financial statements of the Company and the related notes thereto which are included elsewhere in this Form 10K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is also included elsewhere in this Form 10K.

                FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 1998

                                           1998           1997           1996           1995           1994
                                       -------------  -------------  -------------  -------------  -------------
SALES AND OPERATING REVENUE..........  $  33,071,722  $  22,908,649  $  13,717,126  $  17,061,239  $  18,733,525
NET INCOME (LOSS)....................      5,368,006     (1,620,211)    (9,200,342)       513,381     (1,628,889)
BASIC INCOME (LOSS) PER COMMON
  SHARE..............................  $        0.54  $       (0.18) $       (1.28) $        0.01  $       (0.44)
DILUTED INCOME (LOSS) PER COMMON
  SHARE..............................  $        0.52  $       (0.18) $       (1.28) $        0.01  $       (0.44)

AS OF DECEMBER 31:
TOTAL ASSETS.........................  $  72,521,889  $  30,956,802  $  27,533,378  $  31,805,263  $  30,433,365
LONG TERM OBLIGATIONS................  $  24,037,842  $  14,267,931  $  14,993,355  $  10,444,731  $   4,336,544

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company began experiencing difficulties due to the downturn in the California real estate market during the second quarter of 1990, and through 1996 the Company continued to be impacted by the general economic downturn. In response to these conditions the Company began utilizing marketing programs which included price reductions and incentives to potential buyers. During 1997 however, the California real estate market began to experience a recovery. In general, the Company's products were well received, exemplified by an increase in the number of units sold subject to construction ("backlog") at December 31, 1998 of 123 units compared to 114 units in 1997, and 33 units as of 1996. Additionally, the Company's sales revenue increased from $13,717,126 in 1996 to $22,908,649 in 1997, and to $33,071,722 in 1998. The increase in sales revenue between 1996, 1997, and 1998 is primarily attributable to an increase in units sold from 66 in 1996, 102 in 1997, and to 162 in 1998. The Company increased its gross profit to $2,627,524 in 1998 from $54,702 in 1997 and from a gross loss of $432,998 in 1996. The increase in gross profit is a result of the Company beginning to sell homes in its Cierra Del Lago and Montserrat Estates projects. During the prior year, the Company was selling homes in the Cypress Cove and Summertree Park projects both of which had been adjusted for impairment in 1996.

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

    The impairment loss on the Pleasant Oaks Estates project is primarily a result of additional municipal requirements in 1996 which contributed to a significant delay of the completion of the final units. Additional land development costs were incurred to satisfy the municipal requirements, and as a result of the delay, the Company incurred increased project overhead and interest costs, and was forced to reduce sales prices and raise incentives as the competition in this market increased. The project was completed in 1997.

    The impairment loss on the Cypress Cove project is due to the Company incurring increased production overhead, interest and marketing costs as a result of a slow down in absorption due to a decreased customer base, and an increased production period, as the area experienced the impact of inclement weather conditions in the winter and spring of 1996, including the closure of a major access road from the San Francisco Bay Area. Additionally, in order to revitalize the project subsequent to the storms in 1996, the Company increased sales incentives. The project was completed in 1997.

    The impairment loss on the Summertree Park, Elk Grove project is primarily a result of a slower absorption caused by a sagging real estate market in the Sacramento area. As a result, the Company discontinued the product after the first phase of production, and began to develop a new product line in 1996, which the Company opened in April 1997. The Company incurred increased capitalized marketing, production overhead and interest costs as models were constructed for the new product line. Contributing to additional production overhead and interest costs relating to the development of the new product, the carrying costs for the development were further increased as inclement weather conditions in the area during the winter and spring of 1996 hampered sales and the development efforts. Additionally, in order to increase the absorption of the old product line, the Company increased sales incentives. The Company had 63 remaining units as of December 31, 1998.

    The impairment loss recognized on the Company's land held for investment, the Victorville property, was a result of the Company valuing the land based on the sale of the vacant lots as opposed to the development of the project. The Victorville property was sold in December 1998.

RESULTS OF OPERATIONS

    The Company had income before benefit of income taxes of $594,306 in 1998 from a net loss before benefit of income taxes of $1,806,068 in 1997, and a net qloss of $9,200,342 in 1996. The change from a net loss to a net profit in 1998 is primarily due to increase in profit from operations as the Company began selling homes in its Cierra Del Lago and Montserrat Estates projects. The net loss in 1997 is primarily due to the impact of impairment losses on three projects recognized in 1996 resulting in low gross profit in 1997. The net loss suffered in 1996 is primarily a reflection of the recognition of asset impairment of the Company's properties in the amount of $6,093,475.

    Gross revenues increased to $33,071,722 in 1998 from $22,908,649 in 1997, up 44.4%. Gross revenues were $13,717,126 in 1996. In 1998, the Company sold 162 homes, with an average sales price of $204,146. In 1997, the Company sold 102 homes, with an average sales price of $224,595. In 1996, the Company sold 66 homes, with an average sales price of $207,835.

    The overall gross profit percentage of the Company was a positive 7.9%, 0.2%, and negative 3.2% in 1998, 1997, and 1996, respectively.

    General and administrative expenses were $1,752,909 in 1998 and $1,444,096 in 1997, up 21.4%. General and administrative expenses were $2,332,444 in 1996. The increase in 1998 from 1997 is the result of an increase in payroll costs, and increased accounting costs due to the growth of the Company.

    Benefit for income taxes in 1998 of $4,773,700 includes the reduction of the valuation allowance of $4,800,000 to recognize a deferred tax asset. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards. Benefit for income taxes in 1997 of $185,857 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    During 1995, the Company obtained a loan in the amount of $4,000,000 from the Curci-Turner Company for the acquisition and development of the Summertree Park project. In addition to interest, this loan contains a profit sharing provision which provides that Curci-Turner Company receive 40% of Net Proceeds as defined in the agreement, which is comparable to gross profit. As of December 31, 1998, the outstanding principal balance on this note was $1,701,894.

    During 1996, the Curci-Turner Company made a loan of $3,700,000 to the Company secured by 41 lots in the Cierra Del Lago project in Rancho Santa Marguerita and 100 lots in the Antares project in Del Mar Heights. In addition to interest, this loan contains a profit sharing provision which provides that Curci-Turner Company receive thirty-three percent of "Net Proceeds" as defined in the agreement. As of December 31, 1998, the outstanding principal balance on this note was $2,816,600.

    During 1996, the Curci-Turner Company made loans of $1,487,500 to the Company secured by 21 lots and a four unit model complex in the Montserrat project in Murrieta, California. In addition to interest, each loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1998, the outstanding principal balance on these notes totaled $104,250.

    During 1997, the Company obtained a loan in the amount of $2,677,000 from the Curci-Turner Company for the acquisition and development of the Parkland Farms project in Healdsburg, Sonoma County, Calfornia. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1998, the outstanding principal balance on this note was $2,383,306.

    During 1997, the Company obtained a loan in the amount of $2,000,000 from Mission Gorge, LLC, a related party, for working capital purposes. The loan provides for interest at 12%. As of December 31, 1998, the outstanding principal on this note was $2,000,000.

    During 1998, the Company obtained a loan in the amount of $2,131,201 from the Curci-Turner Company for the acquisition and development of the Parkland Farms project in Healdsburg, Sonoma Country, California. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1998, the outstanding principal balance on this note was $1,149,433.

    During 1998, the Company obtained a loan in the amount of $2,500,000 from the Curci-Turner Company for the acquisition and development of the High Ridge Court project in Thornton, Colorado. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1998, the outstanding principal balance on this loan totaled $2,291,297.

    During 1998, the Company obtained a loan in the amount of $2,350,000 from the Curci-Turner Company for the acquisition and development of the Saddlerock project in Aurora, Colorado. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit and is due on demand. As of December 31, 1998, the outstanding principal balance on this loan totaled $2,350,000.

    During 1998, the Company obtained a loan in the amount of $3,500,000 from the Curci-Turner Company for the acquisition and development of the Mockingbird Canyon project in Riverside County, California. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1998, the outstanding principal balance on this loan totaled $2,513,808.

    During 1998, the Curci-Turner Company made unsecured loans of $1,400,000 to the Company. As of December 31, 1998, the outstanding principal balance on these notes totaled $1,400,000.

    As of December 31, 1998, the Company had outstanding principal on notes to an officer of $930,611 which accrues interest at 12%.

    During 1996, the Company converted its Preferred Stock to Common Stock. Accrued Preferred Stock dividend due an officer of the Company and a related party of $581,541 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of December 31, 1998, the outstanding principal due an officer of the Company and a related party on these notes was $581,541 and $472,545, respectively.

    As of December 31, 1998, the Company had loans, which provide for interest at 10% and are due on demand, from certain employees and related parties. As of December 31, 1998, these loans totaled $175,000.

    As of December 1998, the Company has loans outstanding to financial institutions, secured by the development projects' trust deeds, with rates ranging from 9.0% to prime plus 2.0% and maturing June 1999 through May 2001. As of December 31, 1998, the outstanding balances owing on these loans totaled $37,524,510.

    As of December 31, 1998, the Company had remaining loan commitments from banks and financial institutions of approximately $24,700,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

    As of December 31, 1998, the Company does not have any material commitments for capital expenditures in 1998.

    As of December 31, 1998, the Company had ten remaining projects in various stages of development. During 1998, the Company had five producing revenues from completed homes: Montserrat, Summertree Park, Montserrat Estates, Cierra Del Lago, and Antares. As of December 31, 1998, the Montserrat and Cierra Del Lago project was completed and all homes were closed in escrow. The remaining seven projects, Mockingbird Canyon, Parkland Farms, Parc Metropolitan, Parcwest Apartments, High Ridge Court, Saddlerock, and Templeton Heights, are in the initial stages of development. The Company enters 1999 with 156 homes under construction, of which 123 are sold, and 32 model units. Additionally, the Company has an inventory of 926 lots under development.

    Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its construction projects in 1999 through funds generated from operations, funds available under its existing bank commitments, funds generated from new lending institutions, and, if necessary, funds that could be obtained by using its internally financed real estate development in process as collateral for additional loans.

    Management's plan, with respect to managing cash flow includes the following components: pay off debt that is coming due in 1999, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 1999, management expects to extend the maturity dates of various loans and pay the remaining loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations, including borrowings from existing loan commitments, will be adequate to allow the Company to continue operations throughout 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The table below represents the contractual balances of our financial instruments at the expected maturity dates as well as their fair value at December 31, 1998. The expected maturity categories take into consideration actual amortization of principal and does not take into consideration reinvestment of cash. The weighted average interest rate for various liabilities presented are actual as of December 31, 1998.

                                                PRINCIPAL MATURING IN:                                       FAIR VALUE
                        ----------------------------------------------------------------------              DECEMBER 31,
                           1999        2000        2001        2002        2003     THEREAFTER    TOTAL         1998
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ------------
Interest rate
  sensitive
  liabilities
Variable rate
  borrowings..........  $19,198,445 $7,663,835  $       --                                      $26,862,280  $26,862,280
  Average interest
    rate..............        8.86%       9.57%                                                       9.06%
Fixed rate
  borrowings..........  15,158,506   5,273,353  11,100,654                                      31,532,513   31,532,513
  Average interest
    rate..............       11.81%      10.66%       9.00%                                          10.63%
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ------------
                        $34,356,951 $12,937,188 $11,100,654                                     $58,394,793  $58,394,793
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ------------
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ------------
Weighted average
  interest rate.......       10.16%      10.01%       9.00%                                           9.91%
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ------------
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ------------

YEAR 2000 READINESS

    The Company utilizes computer technologies throughout its business to effectively carry out its day to day operations. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company has reviewed each of its systems and programs and has determined that it is Year 2000 compliant. No material costs have been or will be incurred related to the Year 2000 compliance issue.

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

EFFECTS OF INFLATION

    Real estate has long been considered a hedge against inflation, and inflation has often contributed to dramatic growth in property values. During normal markets, the Company has been able to pass increased costs of materials and labor to its buyers by increasing its sales prices. However, growth in property values slowed or reversed during 1996 and 1997 in California, thus preventing the Company from increasing sales prices to cover increased costs. In 1998, due to the strength and stability of the economy, starting in 1998 the real estate market has experienced increases in sales price and the number of home buyers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  PAGE NO.     FINANCIAL STATEMENTS:
-------------  --------------------------------------------------------------------------------------------------------
         21    Independent Auditors' Report

         22    Consolidated Balance Sheets as of December 31, 1998 and 1997

         23    Consolidated Statements of Operations--Three Years Ended December 31, 1998

         24    Consolidated Statements of Stockholders' Equity--Three Years Ended December 31, 1998

         25    Consolidated Statements of Cash Flows--Three Years Ended December 31, 1998

         27    Notes to Consolidated Financial Statements

               SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

         43    II--Valuation and Qualifying Accounts--Three Years Ended December 31, 1998

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

(b) Reports on Form 8-K

    A Current Report on Form 8-K dated November 10, 1998 was filed with the Securities and Exchange Commission (the "Commission") and included under Item 5 its unaudited consolidated financial statements for the quarter ended September 30, 1998, and under Item 7(c) a press release announcing Calprop Corporation's 1998 third quarter financial results.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CALPROP CORPORATION
------------------------------
         (REGISTRANT)

     /s/ VICTOR ZACCAGLIN                     March 26, 1999
------------------------------           ------------------------
       Victor Zaccaglin                            Date
    CHAIRMAN OF THE BOARD
 AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ MARK F. SPIRO                       March 26, 1999
------------------------------           ------------------------
        Mark F. Spiro                              Date
 VICE PRESIDENT/SECRETARY AND
  TREASURER (CHIEF FINANCIAL
   AND ACCOUNTING OFFICER)

     /s/ RONALD S. PETCH                      March 26, 1999
------------------------------           ------------------------
       Ronald S. Petch,                            Date
          PRESIDENT

 /s/ GEORGE R. BRAVANTE, JR.                  March 26, 1999
------------------------------           ------------------------
   George R. Bravante, Jr.                         Date
           DIRECTOR

      /s/ JOHN L. CURCI                       March 26, 1999
------------------------------           ------------------------
        John L. Curci                              Date
           DIRECTOR

     /s/ VICTOR ZACCAGLIN                     March 26, 1999
------------------------------           ------------------------
       Victor Zaccaglin                            Date
    CHAIRMAN OF THE BOARD
   CHIEF EXECUTIVE OFFICER

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
Calprop Corporation and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Calprop Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calprop Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Los Angeles, California
March 25, 1999

                              CALPROP CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                                         1998           1997
                                                                                     -------------  -------------
REAL ESTATE UNDER DEVELOPMENT (Notes 1, 2 and 5)...................................  $  65,282,197  $  26,325,978
INVESTMENT IN LAND (Note 3)........................................................             --      2,975,982
                                                                                     -------------  -------------
TOTAL INVESTMENT IN REAL ESTATE....................................................     65,282,197     29,301,960
                                                                                     -------------  -------------
OTHER ASSETS:
  Cash and cash equivalents (Note 1)...............................................      1,590,403      1,100,028
  Prepaid expenses.................................................................         88,775         23,149
  Deferred tax asset (Note 6)......................................................      4,800,000             --
  Other assets (Note 4)............................................................        760,514        531,665
                                                                                     -------------  -------------
    Total other assets.............................................................      7,239,692      1,654,842
                                                                                     -------------  -------------
                                                                                     $  72,521,889  $  30,956,802
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         1998           1997
                                                                                     -------------  -------------
TRUST DEEDS AND NOTES PAYABLE (Note 5).............................................  $  37,524,507  $   6,713,809
RELATED PARTY NOTES (Note 5 )......................................................     20,870,286     12,718,829
                                                                                     -------------  -------------
  Total trust deeds and notes payable..............................................     58,394,793     19,432,638
COMMUNITY FACILITIES DISTRICT SPECIAL TAX BONDS (Notes 3 and 5 )...................             --      2,336,544
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES...........................................      5,056,010      3,954,885
WARRANTY RESERVES (Note 1).........................................................        284,624        288,278
                                                                                     -------------  -------------
  Total liabilities................................................................     63,735,427     26,012,345

MINORITY INTEREST (Note 1).........................................................        326,941      2,187,847

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 7 and 8):
  Common stock, no par value; 20,000,000 shares authorized; 10,284,135 and
    9,304,785 shares issued and outstanding at December 31, 1998 and 1997,
    respectively...................................................................     10,284,135      9,304,785
  Additional paid-in capital.......................................................     25,851,130     25,886,906
  Deferred Compensation (Note 8)...................................................       (241,130)      (106,595)
  Stock Purchase Loans (Note 8)....................................................       (474,134)            --
  Accumulated deficit..............................................................    (26,960,480)   (32,328,486)
                                                                                     -------------  -------------
    Total Equity...................................................................      8,459,521      2,756,610
                                                                                     -------------  -------------
                                                                                     $  72,521,889  $  30,956,802
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 See notes to consolidated financial statements

                              CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
DEVELOPMENT OPERATIONS (Notes 1 and 2):
  Real estate sales.................................................  $  33,071,722  $  22,908,649  $  13,717,126
  Cost of real estate sales.........................................     30,444,198     22,853,947     14,150,124
                                                                      -------------  -------------  -------------
                                                                          2,627,524         54,702       (432,998)
  Recognition of impairment of real estate under development and
    land held for investment (Note 2)...............................             --             --     (6,093,475)
                                                                      -------------  -------------  -------------
    Income (loss) from development operations.......................      2,627,524         54,702     (6,526,473)

Other income........................................................         87,405         91,738        181,788

Other expenses:
  General and administrative........................................      1,752,909      1,444,096      2,332,444
  Interest expense (Note 5).........................................        135,081        339,766        217,854
  Investment property holding costs (Note 3)........................             --        185,838        305,359
                                                                      -------------  -------------  -------------
    Total other expenses............................................      1,887,990      1,969,700      2,855,657

Minority interests (Note 1).........................................        232,633        (17,192)            --
                                                                      -------------  -------------  -------------
Income (loss) before benefit for income taxes.......................        594,306     (1,806,068)    (9,200,342)
Benefit for income taxes (Note 6)...................................      4,773,700        185,857             --
                                                                      -------------  -------------  -------------
NET INCOME (LOSS)...................................................  $   5,368,006  $  (1,620,211) $  (9,200,342)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCK.........................  $   5,368,006  $  (1,620,211) $  (9,402,589)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
BASIC INCOME (LOSS) PER SHARE (NOTE 9)..............................  $        0.54  $       (0.18) $       (1.28)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
DILUTED INCOME PER SHARE (NOTE 9)...................................  $        0.52  $       (0.18) $       (1.28)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 See notes to consolidated financial statement

                              CALPROP CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                         PREFERRED STOCK           COMMON STOCK        ADDITIONAL                    STOCK
                                     -----------------------  -----------------------    PAID-IN      DEFERRED     PURCHASE
                                       SHARES      AMOUNT       SHARES      AMOUNT       CAPITAL    COMPENSATION     LOANS
                                     ----------  -----------  ----------  -----------  -----------  -------------  ---------
BALANCE, January 1, 1996...........   3,571,368  $ 4,571,351   4,899,030  $ 4,899,030  $25,910,018   $   (87,938)         --

  Net loss.........................

  Cancellation of shares under 1989
    stock incentive plan (Note 8)..                               (3,680)      (3,680)       1,561

  Amortization of deferred
    compensation (Note 8)..........                                                                       19,283

  Redemption of preferred stock for
    cash...........................    (189,153)    (242,116)

  Conversion of preferred stock to
    common stock...................  (3,382,215)  (4,329,235)  4,329,235    4,329,235

  Dividend accrual--preferred
    stock..........................
                                     ----------  -----------  ----------  -----------  -----------  -------------  ---------

BALANCE, December 31, 1996.........          --           --   9,224,585    9,224,585   25,911,579       (68,655)         --

  Net loss.........................

  Net issuance of shares under 1989
    stock incentive plan (Note
    8).............................                               80,200       80,200      (24,673)      (55,527)

  Amortization of deferred
    compensation (Note 8)..........                                                                       17,587
                                     ----------  -----------  ----------  -----------  -----------  -------------  ---------

BALANCE, December 31, 1997.........          --           --   9,304,785  $ 9,304,785   25,886,806      (106,595)         --

  Net income.......................

  Net issuance of shares under 1989
    stock incentive plan (Note
    8).............................                               98,100       98,100       64,725      (162,825)

  Issuance of shares upon option
    exercise.......................                              151,250      151,250      (25,827)

  Issuance of shares upon executive
    loan (Note 8)..................                              730,000      730,000      (74,674)                 (455,938)

  Accrual of interest under stock
    purchase loan..................                                                                                  (18,196)

Amortization of deferred
  compensation (Note 8)............                                                                       28,290
                                     ----------  -----------  ----------  -----------  -----------  -------------  ---------

BALANCE, December 31, 1998.........          --           --  10,284,135  $10,284,135  $25,851,130   $  (241,130)  $(474,134)
                                     ----------  -----------  ----------  -----------  -----------  -------------  ---------
                                     ----------  -----------  ----------  -----------  -----------  -------------  ---------

                                                      TOTAL
                                     ACCUMULATED   STOCKHOLDERS'
                                       DEFICIT        EQUITY
                                     ------------  ------------
BALANCE, January 1, 1996...........  $(21,305,686)  $13,986,775
  Net loss.........................    (9,200,342)  (9,200,342)
  Cancellation of shares under 1989
    stock incentive plan (Note 8)..                     (2,119)
  Amortization of deferred
    compensation (Note 8)..........                     19,283
  Redemption of preferred stock for
    cash...........................                   (242,116)
  Conversion of preferred stock to
    common stock...................                         --
  Dividend accrual--preferred
    stock..........................      (202,247)    (202,247)
                                     ------------  ------------
BALANCE, December 31, 1996.........   (30,708,275)   4,359,234
  Net loss.........................    (1,620,211)  (1,620,211)
  Net issuance of shares under 1989
    stock incentive plan (Note
    8).............................                         --
  Amortization of deferred
    compensation (Note 8)..........                     17,587
                                     ------------  ------------
BALANCE, December 31, 1997.........   (32,328,486)   2,756,610
  Net income.......................     5,368,006    5,368,006
  Net issuance of shares under 1989
    stock incentive plan (Note
    8).............................                         --
  Issuance of shares upon option
    exercise.......................                    125,423
  Issuance of shares upon executive
    loan (Note 8)..................                    199,388
  Accrual of interest under stock
    purchase loan..................                    (18,196)
Amortization of deferred
  compensation (Note 8)............                     28,290
                                     ------------  ------------
BALANCE, December 31, 1998.........  $(26,960,480)  $8,459,521
                                     ------------  ------------
                                     ------------  ------------

                 See notes to consolidated financial statements

                              CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                         1998           1997           1996
                                                                     -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)................................................  $   5,368,006  $  (1,620,211) $  (9,200,342)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Minority interests.............................................        232,633        (17,192)            --
    Depreciation and amortization..................................         73,414         50,677         48,109
    Deferred income taxes..........................................     (4,800,000)            --             --
    Recognition of impairment of real estate under development and
      land held for investment.....................................             --             --      6,093,475
    Provision for warranty reserves................................        288,977        207,844        399,905
  Change in assets and liabilities
    (Increase) in other assets.....................................       (196,368)      (209,943)       (49,600)
    (Increase) in investments in land..............................             --             --         (8,322)
    (Increase) decrease in prepaid expenses........................        (65,626)         6,438        258,961
    Increase (decrease) in accounts payable and accrued liabilities
      and warranty reserves........................................      1,447,932        748,135       (461,635)
    Additions to real estate development in process................    (69,400,417)   (26,210,556)   (15,663,366)
    Cost of real estate sales......................................     30,444,198     22,853,947     14,150,124
                                                                     -------------  -------------  -------------
      Net cash used in operating activities........................    (36,607,251)    (4,190,861)    (4,432,691)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.............................................        (77,605)       (21,152)       (73,875)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under construction loans--related parties.............  $  13,852,845  $   6,652,968  $  10,855,868
  Payments under construction loans--related parties...............     (5,701,388)    (6,342,689)    (5,902,318)
  Borrowings under construction loans..............................     57,750,061     15,318,368      9,598,373
  Payments under construction loans................................    (26,939,363)   (13,616,425)    (9,269,433)
  Contributions from joint venture partners........................        770,558      2,483,019         10,000
  Distributions to joint venture partner...........................     (2,864,097)      (407,980)            --
  Payments of preferred stock dividends............................             --             --        (77,351)
  Redemption of convertible preferred stock........................             --             --       (242,116)
  Proceeds from issuance of common stock...........................        306,615             --             --
                                                                     -------------  -------------  -------------
    Net cash provided by financing activities......................     37,175,231      4,087,261      4,973,023
                                                                     -------------  -------------  -------------
  Net increase (decrease) in cash and cash equivalents.............        490,375       (124,752)       466,457

  Cash and cash equivalents at beginning of the year...............      1,100,028      1,224,780        758,323
                                                                     -------------  -------------  -------------
  Cash and cash equivalents at end of the year.....................  $   1,590,403  $   1,100,028  $   1,224,780
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

                 See notes to consolidated financial statements

                              CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                                1998         1997         1996
                                                                            ------------  ----------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest (net of amount capitalized)..................................  $    135,081  $  339,766  $    217,854
    Income taxes..........................................................        26,300          --            --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrual of preferred dividend...........................................            --          --      (202,247)
  Conversion of preferred stock to common stock...........................            --          --     4,329,235
  Exchange of loan from related party to minority interest................            --     120,000            --
  Exchange of real estate development of $4,400,984, less a loan payable
    of $2,000,000 for fifty percent interest in joint venture.............            --          --     2,000,000
  Sale of the Victorville property........................................     2,975,982          --            --
  Reduction of debt related to the sale of the Victorville property.......     2,975,982          --            --
  Issuance of shares upon executive loan..................................       162,825          --            --
  Receipt of executive loan from issuance of shares.......................       455,938          --            --

                 See notes to consolidated financial statement

                              CALPROP CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS--Calprop Corporation ("the Company"), a California Corporation, constructs and sells single-family detached and attached homes and townhomes as part of condominiums or planned unit developments in California and Colorado. As of December 31, 1998, the Company had ten residential housing projects in various stages of development, consisting of 156 homes under construction (123 were in escrow), and 926 lots under development. Additionally, the Company has 32 model homes used in selling the various types of housing developed. The Company's products range from less expensive homes for first-time buyers to more expensive near custom homes.

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

    SEGMENT INFORMATION--The Company is in one business segment, the residential housing industry, and as a result, substantially all of the assets of the Company are devoted to that segment and accordingly do not provide additional segment disclosure.

    REAL ESTATE SALES--Revenue from real estate sales and related costs are recognized at the close of escrow, when title passes to the buyer. The Company follows the guidelines for profit recognition as set forth by SFAS No. 66, "Accounting for Sales of Real Estate."

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

    The Company provides a one-year express warranty against defects in workmanship and materials to purchasers of homes in its projects. In addition, California and Colorado law provides the Company's customers certain implied warranties, the scope and duration of which exceed the Company's express warranties. The Company requires its subcontractors to indemnify the Company in writing and requires the insurance of the subcontractor to provide that the Company is a primary insured and an additional insured from its subcontractors for liabilities arising from their work, except for liability arising through the sole negligence or willful misconduct of the Company or from defects in designs furnished by the Company. Nevertheless, the Company is primarily liable to its customers for breach of warranty. The Company has builder's product liability insurance coverage which it believes to be adequate in light of the Company's claims history.

    CASH AND CASH EQUIVALENTS--For purposes of the statement of cash flows, cash and cash equivalents include readily marketable securities with an original maturity of 90 days or less.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EMPLOYEE STOCK PLANS--The Company adheres to APB Opinion No. 25 to account for its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share consistent with SFAS No. 123, "Accounting for Stock Based Compensation."

    FAIR VALUE OF FINANCIAL INSTRUMENTS--SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information on financial instruments, when it is practicable to estimate that value. Management believes the recorded value of notes payable to financial institutions approximate the fair market value as a result of variable interest rates and short term durations. Management also believes that it is not practical to estimate the fair value of related party notes.

    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999. The Company has not yet completed the process of evaluating the impact the statement will have on its financial statements.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the 1998 presentation.

    BASIS OF CONSOLIDATION--The accompanying financial statements include the accounts of Calprop Corporation and all its subsidiaries.

    The Company has consolidated the financial statements of Colorado Pacific Homes, Inc. ("CPH"), a corporation formed for the purpose of developing real estate in the state of Colorado, DMM Development, LLC ("DMM"), a joint venture formed for the development of the Cierra del Lago and Antares projects, Montserrat Development Co., LLC ("MDC"), a joint venture formed for the development of certain lots in the Montserrat project, and Montserrat II, LLC, a joint-venture formed for the development of 119 lots adjacent to Company's original Montserrat project, Parkland Farms Development Co., LLC ("Parkland"), a joint venture formed for the development of 115 lots in Healdsburg, California, and RGCCLPO Development Co., LLC ("RGCCLPO"), a joint venture formed for the development of 382 lots in Milpitas, California.

    Colorado Pacific Homes, Inc. is owned eighty percent by Calprop Corporation ("Calprop") and twenty percent by the President of CPH.

    Calprop Corporation is entitled to receive two-thirds of the profits of DMM, and the other owner, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of the profits. As of December 31, 1998, RGC's ownership percentage in DMM was fifty percent.

    On February 10, 1997, the Company and an officer of the Company formed MDC. As part of the formation, the Company contributed 24 partially developed lots of its Montserrat project, in Murrieta, California, for a basis of $550,000, and the officer exchanged a $120,000 note due from the Company for a basis of $120,000. Ninety-nine percent of the profits or losses from the development of the 24 lots is to be received by Calprop Corporation, and the remaining one percent of the profits or losses is to be received by the officer. In July of 1997, the Company contributed an additional 29 partially developed lots to MDC to facilitate construction financing and based on the Company's agreement with the officer, the Company is to receive one hundred percent of the profits or losses from the development of these additional lots. During the third quarter of 1997, all of the initial 24 lots were sold, the officer was paid his equity and his share of the profits, and the Company became the sole owner of MDC. As of December 31, 1998, the entity was dissolved.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Pursuant to the operating agreement of Montserrat II, LLC, losses are allocated 100% first to Calprop until its capital account is zero, then to PICal Housing Associates, L.P. ("PICal"). Income is allocated first to reverse losses, then to PICal to attain a return on its capital, then to Calprop. As of December 31, 1998, PICal attained its return on capital and accordingly no longer retains an interest in Montserrat II, LLC.

    Pursuant to the operating agreement of Parkland, Calprop is entitled to receive ninety-nine percent of the profits of Parkland, and the other member, an officer of the Company, is entitled to receive the remaining one percent of the profits. As of December 31, 1998, the officer of the Company's ownership percentage in Parkland was one percent.

    Calprop is entitled to receive fifty percent of the profits of RGCCLPO, and the other member, RGC, is entitled to receive the remaining fifty percent of the profits. As of December 31, 1998, RGC's ownership percentage in RGCCLPO was fifty percent.

    As a result of the consolidations, the Company has recorded minority interest of $326,941 and $2,187,847 as of December 31, 1998, and December 31, 1997, respectively.

(2) REAL ESTATE UNDER DEVELOPMENT

    Real estate under development at December 31, 1998 and 1997 is summarized as follows:

                                                                   1998                         1997
                                                        --------------------------  ----------------------------
                                                           AMOUNT      UNITS/LOTS      AMOUNT       UNITS/LOTS
                                                        -------------  -----------  -------------  -------------
Single-family residences..............................  $  27,653,597         184   $  15,110,870          160
Townhomes.............................................      2,731,232          12              --           --
                                                        -------------       -----   -------------          ---
Total single family residences........................     30,384,829         196      15,110,870          160
Land under development................................     32,417,774         918       8,753,849          317
                                                        -------------       -----   -------------          ---
Total real estate under development before investment
  in joint venture....................................     62,802,603       1,114      23,864,719          477
Investment in joint venture...........................      2,479,594                   2,461,259
                                                        -------------       -----   -------------          ---
Total real estate under development                     $  65,282,197       1,114   $  26,325,978          477
                                                        -------------       -----   -------------          ---
                                                        -------------       -----   -------------          ---

    Investment in joint venture, shown above, represents the Company's investment in Mission Gorge, LLC. In 1996, Mission Gorge, LLC, a California limited liability company, was formed and the Company transferred its Mission Gorge property to the joint venture. In connection with the formation, the Curci-Turner Company, of which a principal is a stockholder of the Company, converted its $2,000,000 note into equity in Mission Gorge, LLC. As a result, Mission Gorge, LLC is 50% owned by both the Company and the Curci-Turner Company, and each is entitled to receive 50% of "Net Proceeds" as defined in the operating agreement.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(2) REAL ESTATE UNDER DEVELOPMENT (CONTINUED)
    Development operations in 1998, 1997 and 1996 are summarized as follows:

                                                                      1998                  1997                  1996
                                                               -------------------   -------------------   -------------------
                                                                 AMOUNT      UNITS     AMOUNT      UNITS     AMOUNT      UNITS
                                                               -----------   -----   -----------   -----   -----------   -----
REAL ESTATE SALES:
  Single-family residences..................................   $33,071,722    162    $14,283,509     71    $ 6,956,676     40
  Townhomes.................................................            --     --      8,625,140     31      6,760,450     26
                                                               -----------   -----   -----------   -----   -----------   -----
    Total Sales.............................................    33,071,722    162     22,908,649    102     13,717,126     66

COST OF REAL ESTATE SALES:
  Single-family residences..................................    30,124,006            14,090,308             7,005,459
  Townhomes.................................................        31,215             8,555,795             6,744,760
  Warranty..................................................       288,977               207,844               399,905
                                                               -----------           -----------           -----------
    Total Cost of Sales.....................................    30,444,198            22,853,947            14,150,124

  Recognition of impairment of real estate under development
    and land held for investment............................            --                    --            (6,093,475)
                                                               -----------           -----------           -----------
  Income (loss) from development operations.................   $ 2,627,524           $    54,702           $(6,526,473)
                                                               -----------           -----------           -----------
                                                               -----------           -----------           -----------

    During 1996, the Company recorded an impairment loss on its Pleasant Oaks Estates project, the Cypress Cove project, and the Summertree Park, Elk Grove project of $1,014,629, $1,540,972 and $1,911,676, respectively.

    The impairment loss on the Pleasant Oaks Estates project was primarily a result of additional municipal requirements in 1996 which contributed to a significant delay of the completion of the final units. Additional land development costs were incurred to satisfy the municipal requirements, and as a result of the delay, the Company incurred increased project overhead and interest costs. Additionally, the Company was forced to reduce sales prices and raise incentives as the competition in this market increased.

    The impairment loss on the Cypress Cove project was due to the Company incurring increased production overhead, interest and marketing costs as a result of a slow down in absorption due to a decreased customer base, and an increased production period, as the area experienced the impact of inclement weather conditions in the winter and spring of 1996, including the closure of a major access road from the San Francisco Bay Area. Additionally, in order to revitalize the project subsequent to the storms in 1996, the Company increased sales incentives.

    The impairment loss on the Summertree Park, Elk Grove project was primarily a result of a slower absorption caused by a sagging real estate market in the Sacramento area. As a result, the Company discontinued the product after the first phase of production, and began to develop a new product line in 1996, which the Company opened in April 1997. The Company incurred increased capitalized marketing, production overhead and interest costs as models were constructed for the new product line. Contributing to additional production overhead and interest costs relating to the development of the new product, the carrying costs for the development were further increased as inclement weather

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(2) REAL ESTATE UNDER DEVELOPMENT (CONTINUED) conditions in the area during the winter and spring of 1996 hampered sales and the development efforts. Additionally, in order to increase the absorption of the old product line, the Company increased sales incentives.

(3) INVESTMENT IN LAND

    The Company deferred the development of the Victorville project in 1996 in San Bernardino County, California, due to market conditions.

    The Company regularly reviewed the carrying value of its investment in land whenever events or changes in circumstances indicated that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows was less than the carrying amount of the asset, the Company recognized an impairment loss.

    During 1996, the Company recorded an impairment loss associated with the Victorville property, which is included as land held for investment, of $1,626,198. The recognition of impairment loss was a result of the Company valuing the land based on the sale of the vacant lots as opposed to the development of the project.

    The Company had expensed the holding costs related to the Victorville property, consisting primarily of property taxes, and debt service on the Victorville bond liability (Note 5). In addition, as of December 31, 1997, the Company had a delinquency of $777,000 for the Victorville bond liability and $55,000 for property taxes. Given the weakness in the Victorville housing market, the Company has determined that paying these taxes and servicing the nonrecourse bond liability is not a prudent use of capital. Subsequent to July 1997, accruals were no longer recorded as the value of the property subject to the debt equaled the liability of the debt. The debt is non-recourse and the Company was prepared to forfeit the property if other options are deemed uneconomical.

    On December 29, 1998, the Company sold the Victorville property for approximately the net book value. The purchase agreement called for the buyer to assume all property tax, bond liability and related penalties and interest.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(4) OTHER ASSETS

    Included in other assets is trust deeds receivable. The Trust deeds receivable at December 31, 1998 and 1997 are as follows:

                                                                OUTSTANDING BALANCE
                                                INTEREST    ----------------------------
                                                  RATE          1998           1997
                                              ------------  -------------  -------------
Trust deeds receivable......................      10%-12%    $   132,240    $   148,655
Less reserve................................                     (50,000)       (50,000)
                                                            -------------  -------------
Net trust deeds receivable..................                      82,240         98,655
Income tax refund receivable................                          --        185,857
Deposits in escrow..........................                     225,000             --
Office equipment and other..................                     453,274        247,153
                                                            -------------  -------------
Other assets................................                 $   760,514    $   531,665
                                                            -------------  -------------
                                                            -------------  -------------

    These trust deeds are collateralized by lots, houses, and condominium units sold by the Company, and mature from 1999 to 2014.

    Deposits in escrow in 1998 of $225,000 represents deposits in escrow to acquire 83 lots in Colorado Springs and 17.60 acres of land in Boulder, Colorado and 92 lots in San Luis Obispo and 182 lots in San Diego, California.

    Income tax refund receivable in 1997 of $185,857 represents the net refund receivable resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1996.

(5) TRUST DEEDS AND NOTES PAYABLE

    Trust deeds and notes payable as of December 31, 1998 and 1997 are as follows:

                                                                                          BALANCE
                                                                                ----------------------------
                                                                                    1998           1997
                                                                                -------------  -------------
Notes payable to financial institutions, secured by development projects'
  trust deeds - variable rates ranging from 6.25% to prime + 2.0%, (9.75% at
  December 31, 1998); maturing June 1999 through May 2001.....................  $  37,524,507  $   6,713,809

Notes payable to related parties, secured by development projects' trust deeds
  - rates of prime + 1.5%, (9.25% at December 31, 1998) and 12%; maturing on
  demand through December 2000................................................     16,710,588      8,899,743

Note payable to related parties, unsecured - rates of 10% and 12%; maturing on
  demand through June 1999....................................................      4,159,698      3,819,086
                                                                                -------------  -------------

Total trust deeds and notes payable...........................................  $  58,394,793  $  19,432,638
                                                                                -------------  -------------
                                                                                -------------  -------------

Community Facilities District Special Tax Bonds...............................  $          --  $   2,336,544
                                                                                -------------  -------------
                                                                                -------------  -------------

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(5) TRUST DEEDS AND NOTES PAYABLE (CONTINUED)
    As of December 31, 1998, the Company had remaining loan commitments from banks and financial institutions of approximately $24,700,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

    During 1995, the Company obtained a loan in the amount of $4,000,000 from the Curci-Turner Company, a company which is partially owned by a shareholder of Calprop's outstanding common stock, for the acquisition and development of the Summertree Park project. In addition to interest, this loan contains a profit sharing provision which provides that Curci-Turner Company receive 40% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1998, the outstanding principal balance on this note was $1,701,894.

    During 1996, the Curci-Turner Company made a loan of $3,700,000 to the Company secured by 41 lots in the Cierra Del Lago project in Rancho Santa Marguerita and 100 lots in the Antares project in Del Mar Heights. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive thirty-three percent of "Net Proceeds" as defined in the agreement. As of December 31, 1998, the outstanding principal balance on this note was $2,816,600.

    During 1996, the Curci-Turner Company made loans of $1,487,500 to the Company secured by 21 lots and a four unit model complex in the Montserrat project in Murrieta, California. In addition to interest, each loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1998, the outstanding principal on these notes totaled $104,250.

    During 1997, the Company obtained a loan in the amount of $2,677,000 from the Curci-Turner Company for the acquisition and development of the Parkland Farms project in Healdsburg, Sonoma County, California. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1998, the outstanding principal balance on this note was $2,383,306.

    During 1997, the Company obtained a loan in the amount of $2,000,000 from Mission Gorge, LLC, a related party, for working capital purposes. The loan provides for interest at 12%. As of December 31, 1998, the outstanding principal on this note was $2,000,000.

    During 1998, the Company obtained a loan in the amount of $2,131,201 from the Curci-Turner Company for the acquisition and development of the Parkland Farms project in Healdsburg, Sonoma Country, California. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1998, the outstanding principal balance on this note was $1,149,433.

    During 1998, the Company obtained a loan in the amount of $2,500,000 from the Curci-Turner Company for the acquisition and development of the High Ridge Court project in Thornton, Colorado. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(5) TRUST DEEDS AND NOTES PAYABLE (CONTINUED) comparable to gross profit. As of December 31, 1998, the outstanding principal balance on this loan totaled $2,291,297.

    During 1998, the Company obtained a loan in the amount of $2,350,000 from the Curci-Turner Company for the acquisition and development of the Saddlerock project in Aurora, Colorado. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit and is due on demand. As of December 31, 1998, the outstanding principal balance on this loan totaled $2,350,000.

    During 1998, the Company obtained a loan in the amount of $3,500,000 from the Curci-Turner Company for the acquisition and development of the Mockingbird Canyon project in Riverside County, California. In addition to interest, this loan contains a profit sharing provision which provides that the Curci-Turner Company receive 50% of "Net Proceeds" as defined in the agreement, which is comparable to gross profit. As of December 31, 1998, the outstanding principal balance on this loan totaled $2,513,808.

    During 1998, the Curci-Turner Company made unsecured loans of $1,400,000 to the Company. As of December 31, 1998, the outstanding principal balance on these notes totaled $1,400,000.

    As of December 31, 1998, the Company had outstanding principal on notes to an officer of $930,611 which accrues interest at 12%.

    During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due an officer of the Company and a related party of $581,542 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of December 31, 1998, the outstanding principal due an officer of the Company and a related party on these notes was $581,542 and $472,545, respectively.

    As of December 31, 1998, the Company had loans, which provide for interest at 10% and are due on demand from certain employees and related parties. As of December 31, 1998, these loans totaled $175,000.

    The $2,336,544 Community Facilities District Special Tax Bonds (CFD), were issued by the City of Victorville, California, to finance the construction of the infrastructure within the District, of which the Company's Victorville property is a part. The bonds are repaid through a special tax assessment on the parcels of land within the development. As the amount of the liability is fixed and determinable, and the related assets are subject to a lien, the liability and corresponding site improvement assets have been reflected in the financial statements as of December 31, 1997. During December 1998, the Company sold the Victorville property and no longer reflect the liability as of December 31, 1998.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(5) TRUST DEEDS AND NOTES PAYABLE (CONTINUED)
    Aggregate future principal payments due on trust deeds payable and notes payable are summarized as follows:

                                                          PRINCIPAL
YEAR ENDED DECEMBER 31,                                   PAYMENTS
------------------------------------------------------  -------------
1999..................................................  $  34,356,951
2000..................................................     12,937,188
2001..................................................     11,100,654
                                                        -------------
Total.................................................  $  58,394,793
                                                        -------------
                                                        -------------

    During 1998, 1997 and 1996, the Company paid interest of $1,446,132, $1,081,847 and $743,401, respectively, on loans from related parties. The Company capitalized interest of approximately $330,000, $250,000 and $0 for 1998, 1997 and 1996, respectively.

(6) INCOME TAXES

    The benefit for income taxes consisted of the following:

                                                       YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                                 1998           1997           1996
                                             -------------  -------------  -------------
Current income tax expense.................   $    26,300             --             --
Net deferred income tax benefit............    (4,800,000)      (185,857)            --
                                             -------------  -------------  -------------
                                              $(4,773,700)   $  (185,857)            --
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------

    During the year ended December 31, 1998, the Company reduced the valuation allowance to recognize a deferred tax asset of $4,800,000. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards. The realization of the deferred tax asset will require aggregate taxable income of approximately $12,000,000 in future years.

    The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $4,800,000 of deferred tax assets will be realized. The remaining valuation allowance of approximately $5,731,000 is maintained against deferred tax assets which the Company has not determined to be more likely than not realizable at this time.

    As of December 31, 1998, the Corporation had net operating loss carryforwards for federal and state income tax purposes of approximately $25,000,000 and $14,800,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2019, and from 1999 through 2003, respectively.

    Benefit for income taxes in 1997 of $185,857 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1996.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(6) INCOME TAXES (CONTINUED)
    The deferred income tax assets, resulting from differences between accounting for financial statements purposes, and tax purposes less valuation allowance are as follows:

                                                                1998            1997
                                                            -------------  --------------
Inventory reserves........................................   $   927,000   $    3,758,000
Warranty reserves and others..............................       218,000          391,000
State net operating loss..................................       886,000        1,700,000
Federal operating loss....................................     8,500,000        5,282,000
                                                            -------------  --------------
                                                              10,531,000       11,131,000
Valuation allowance.......................................    (5,731,000)     (11,131,000)
                                                            -------------  --------------
                                                             $ 4,800,000   $           --
                                                            -------------  --------------
                                                            -------------  --------------

    Deferred tax assets in 1998 of $4,800,000 represents the reduction of the valuation allowance to recognize a deferred tax asset. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards.

    The following is a reconciliation of the federal statutory rate to the Company's effective rate for 1998, 1997, and 1996:

                                                  1998                      1997                      1996
                                        -------------------------  -----------------------  -------------------------
                                           AMOUNT     PERCENTAGE     AMOUNT    PERCENTAGE      AMOUNT     PERCENTAGE
                                        ------------  -----------  ----------  -----------  ------------  -----------
Statutory rate........................  $    202,064         34%   $ (550,872)       (34%)  $ (3,128,116)       (34%)
Utilization of NOL....................      (202,064)       (34%)          --          --             --          --
State franchise tax, net of federal
  tax benefit.........................        26,300        4.4%           --          --             --          --
Utilization of unrecognized deferred
  income tax benefit..................    (4,800,000)    (807.6%)          --          --             --          --
Limitation of loss carryforward.......            --          --      550,872         34%      3,128,116         34%
                                        ------------  -----------  ----------       -----   ------------       -----
                                        $ (4,773,700)    (803.2%)  $       --          --   $         --          --
                                        ------------  -----------  ----------       -----   ------------       -----
                                        ------------  -----------  ----------       -----   ------------       -----

(7) PREFERRED STOCK

    In the third quarter of 1996, the Company paid $319,467 to redeem 189,153 shares of its Convertible Preferred Stock at the redemption price of $1.28 per share, plus accrued dividends of approximately $0.32 per share, for shareholders of record on June 7, 1996. The remaining preferred shares (3,382,215) were converted into Common Stock. In addition, the shareholders received a promissory note in the amount of the preferred dividends accrued of $1,054,087, bearing interest at the rate of 10.0% per annum, payable quarterly. The total number of shares of Common Stock issued for Convertible Preferred Stock was 4,329,235 shares.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(8) QUALIFIED AND NON-QUALIFIED STOCK OPTION PLANS

    The Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation costs have been recognized for its fixed stock option plans or issuance of warrants during 1996, 1997, and 1998. The compensation cost that has been charged against income for its stock incentive plan was $28,290 in 1998, $17,587 in 1997 and $19,283 in 1996. Had compensation costs for the Company's stock-based compensation plans and issuance of warrants been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                       1998          1997           1996
                                                                   ------------  -------------  -------------
Net (loss) income to common shareholders:          As reported     $  5,368,006  $  (1,620,211) $  (9,402,589)
                                                   Pro forma       $  5,079,334  $  (1,737,223) $  (9,519,652)

Diluted income (loss) per share:                   As reported     $       0.52  $       (0.18) $       (1.28)
                                                   Pro forma       $       0.49  $       (0.19) $       (1.30)

    The 1983 Stock Option Plan authorized an aggregate of 653,006 (adjusted for stock dividends) shares of common stock to be reserved for grant. The 1983 Stock Option Plan expired in September, 1993. Changes in the 1983 Stock Options Plan are summarized as follows:

                                              1998                         1997
                                    -------------------------   --------------------------
                                             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                    SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE
                                    -------  ----------------   --------  ----------------
Outstanding, beginning of year....  154,500       $1.72          284,500       $1.37
Granted...........................       --                           --
Exercised.........................  (90,000)      $0.88               --
Canceled..........................     (500)      $2.50         (130,000)      $0.96
                                    -------       -----         --------       -----
Outstanding, end of year..........   64,000       $2.89          154,500       $1.72
                                    -------       -----         --------       -----
                                    -------       -----         --------       -----
Exercisable, end of year..........   44,000                      129,500
                                    -------                     --------
                                    -------                     --------

                                              1996
                                    -------------------------
                                             WEIGHTED-AVERAGE
                                    SHARES    EXERCISE PRICE
                                    -------  ----------------
Outstanding, beginning of year....  324,500       $1.53
Granted...........................       --
Exercised.........................       --
Canceled..........................  (40,000)      $2.69
                                    -------       -----
Outstanding, end of year..........  284,500       $1.37
                                    -------       -----
                                    -------       -----
Exercisable, end of year..........  237,500
                                    -------
                                    -------

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(8) QUALIFIED AND NON-QUALIFIED STOCK OPTION PLANS (CONTINUED)
    The 1993 Stock Option Plan, (amended by the shareholders May 23, 1996) authorizes an aggregate of 1,500,000 shares of the Company's common stock to be reserved for grant. The options fully vest a year from the date of grant. Changes in the 1993 Stock Option plan are summarized as follows:

                                               1998                               1997                    1996
                                 ---------------------------------  ---------------------------------  ----------
                                                WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE
                                    SHARES       EXERCISE PRICE        SHARES       EXERCISE PRICE       SHARES
                                 ------------  -------------------  ------------  -------------------  ----------
Outstanding, beginning of
  year.........................     1,159,000       $    0.85            877,250       $    0.89          883,250
Granted........................       260,150       $    1.63            289,000       $    0.71            5,000
Exercised......................      (791,250)      $    0.89                 --                               --
Canceled.......................       (11,650)      $    0.77             (7,250)      $    0.87          (11,000)
                                 ------------           -----       ------------           -----       ----------
Outstanding, end of year.......       616,250       $    1.12          1,159,000       $    0.85          877,250
                                 ------------           -----       ------------           -----       ----------
                                 ------------           -----       ------------           -----       ----------
Exercisable, end of year.......       359,100                            870,000                          872,250
                                 ------------                       ------------                       ----------
                                 ------------                       ------------                       ----------
Available for grant, end of
  year.........................        91,000                            339,500                          621,250
                                 ------------                       ------------                       ----------
                                 ------------                       ------------                       ----------

                                  WEIGHTED-AVERAGE
                                   EXERCISE PRICE
                                 -------------------
Outstanding, beginning of
  year.........................       $    0.89
Granted........................       $    0.69
Exercised......................
Canceled.......................       $    0.84
                                          -----
Outstanding, end of year.......       $    0.89
                                          -----
                                          -----
Exercisable, end of year.......
Available for grant, end of
  year.........................

    The following table summarizes information about the outstanding options at December 31, 1998, from the Company's 1983 and 1993 stock option plans:

                                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                              ------------------------------------------------  ------------------------------
                                NUMBER     WEIGHTED-AVERAGE                       NUMBER
                              OUTSTANDING     REMAINING      WEIGHTED-AVERAGE   EXERCISABLE  WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES      AT 12/31/98  CONTRACTUAL LIFE   EXERCISE PRICE    AT 12/31/98   EXERCISE PRICE
----------------------------  -----------  ----------------  -----------------  -----------  -----------------
$0.69 to $0.96..............     312,050        6.8 years        $    0.72         312,050       $    0.72
$1.00 to $1.62..............     304,200        9.3 years        $    1.54          47,050       $    1.06
$2.50 to $3.00..............      64,000        3.0 years        $    2.89          44,000       $    2.84
                              -----------        --------            -----      -----------          -----
$0.69 to $3.00..............     680,250        7.6 years        $    1.29         403,100       $    0.99
                              -----------        --------            -----      -----------          -----
                              -----------        --------            -----      -----------          -----

    The 1989 Executive Long-Term Stock Incentive Plan, (amended by the shareholders May 23, 1996) authorizes an aggregate of 500,000 (adjusted for stock dividends) shares of the Company's common stock to be reserved for awards to key employees of the Company. The stock, once granted to the key employees, vests at 20 percent a year from the date of grant. The non-vested shares represent

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(8) QUALIFIED AND NON-QUALIFIED STOCK OPTION PLANS (CONTINUED) unearned compensation. Changes in the 1989 Executive Long-Term Stock Incentive plan are summarized as follows:

                                                 1998           1997           1996
                                             -------------  -------------  -------------
Issued shares, beginning of year...........      337,580        257,380        261,060
Issued.....................................      103,500         82,000             --
Returned at termination of employment......       (5,400)        (1,800)        (3,680)
                                             -------------  -------------  -------------
Issued shares, end of year.................      435,680        337,580        257,380
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------
Vested, end of year........................      229,180        174,180        131,980
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------
Available for award, end of year...........       65,320        158,840        242,620
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------

    Included as a separate deduction of stockholder's equity is deferred compensation relating to this plan of $241,130 and $106,595 as of December 31, 1998, and 1997, respectively.

    The 1992 Director Stock Option Plan authorizes an aggregate amount of 100,000 shares to be granted. Each year, the directors that are members of the stock option committee are granted options to buy 7,500 shares at the market price at the date of grant, exercisable one year after grant, and expire 10 years after the grant date. During 1996, 1997 and 1998, 22,500 shares, 15,000 shares and 15,000 shares, respectively, were granted under this plan at an exercise prices of $0.69, $0.44 and $1.13 per share, respectively. The exercise prices represent the market price at the date of grant. At December 31, 1998, 37,500 shares were outstanding related to this plan.

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

    The weighted-average fair value of the options and warrants granted during 1998, 1997 and 1996 is $1.28, $0.60 and $0.38, respectively. The fair value of each option and warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 6.5 percent for all years; dividend yield of zero percent for all years; expected lives of 9.7, 8.1, and 5.4 years; and volatility of 61, 106, and 67 percent.

    Options and warrants to purchase 875,500 and 1,536,000 shares of common stock were outstanding during 1998 and 1997, respectively. For the years ended December 31, 1997 and 1996, options and warrants for the respective periods were not included in the computation of diluted net loss per common share because the effect would be antidilutive to the net loss in these periods. However, for the year ended December 31, 1998, 328,900 options and warrants were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(8) QUALIFIED AND NON-QUALIFIED STOCK OPTION PLANS (CONTINUED)
    On February 20, 1998, an officer of the company exercised options to purchase 130,000 shares of common stock with an exercise price of $0.825 per share. The Company received $107,250 cash as a result of the exercise of these options.

    On March 10, 1998, three officers and a director of the Company exercised options to purchase a total of 720,000 shares of common stock with a weighted-average exercise price of $0.8989 per share. The Company received $199,389 cash from an officer and received $447,813 in notes receivable from the remaining two officers and the director as a result of the exercise of these options. The notes receivable accrue interest at 4.987% and mature on March 10, 2001 and are guaranteed by the officers.

    On October 15, 1998, one officer of the Company exercised options to purchase a total of 10,000 shares of common stock with a weighted-average exercise price of $0.8125 per share. The Company received a note receivable for $8,125 from the officer as a result of the exercise of these options. The note receivable accrue interest at 4.987% and mature on October 15, 2001 and is guaranteed by the officer.

    As of December 31, 1998, accrued interest for the stock purchase loans was $18,196. s

(9) EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                 1998           1997           1996
                                             -------------  -------------  -------------
Numerator:
  Net income (loss)........................  $   5,368,006   $(1,620,211)   $(9,200,342)
  Preferred stock dividends................             --            --       (202,247)
                                             -------------  -------------  -------------
  Numerator for basic and diluted net
    income (loss) per share................  $   5,368,006   $(1,620,211)   $(9,402,589)
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------
Denominator for basic net income (loss) per
  share....................................     10,005,565     9,242,386      7,346,772
  Effect of dilutive stock options.........        275,730            --             --

Denominator for dilutive net income (loss)
  per share (weighted average outstanding
  shares)..................................     10,281,295     9,242,386      7,346,772
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------
Basic net income (loss) per share..........  $        0.54   $     (0.18)   $     (1.28)
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------
Diluted net income per share...............  $        0.52   $     (0.18)   $     (1.28)
                                             -------------  -------------  -------------
                                             -------------  -------------  -------------

(10) COMMITMENTS AND CONTINGENCIES

    There are several legal actions and claims pending against the Company. Based on the advice of legal counsel, management believes that the ultimate liability, if any, which may result from any of these lawsuits will not materially affect the financial position or results of operations of the Company.

                              CALPROP CORPORATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company has operating leases that expire through 2003. Future minimum rent as of December 31, 1998, is $160,287 in 1999, $134,779 in 2000,
    $107,750 in 2001, $31,004 in 2002 and $18,085 in 2003, for a total of
    $451,906. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $137,854, $127,667, and $101,721, respectively.

(11) QUARTERLY FINANCIAL DATA--(UNAUDITED)

    YEAR ENDED DECEMBER 31, 1998

                                                       FIRST         SECOND         THIRD         FOURTH
                                                    ------------  ------------  -------------  -------------
Sales.............................................  $  2,805,786  $  7,632,478  $  12,020,548  $  10,612,910
Income (loss) from development operations.........       (82,503)      699,992      1,122,684        887,351
Net income (loss).................................  $   (494,163) $    105,667  $   2,896,652  $   2,859,850
                                                    ------------  ------------  -------------  -------------
                                                    ------------  ------------  -------------  -------------
Basic income (loss) per share.....................  $      (0.05) $       0.01  $        0.29  $        0.28
                                                    ------------  ------------  -------------  -------------
                                                    ------------  ------------  -------------  -------------
Diluted income per share..........................  $      (0.05) $       0.01  $        0.27  $        0.27
                                                    ------------  ------------  -------------  -------------
                                                    ------------  ------------  -------------  -------------

    YEAR ENDED DECEMBER 31, 1997

                                                       FIRST         SECOND         THIRD         FOURTH
                                                    ------------  ------------  -------------  -------------
Sales.............................................  $  5,144,495  $  9,085,987  $   5,114,792  $   3,563,375
Income (loss) from development operations.........         1,207        32,462         32,071        (11,038)
Net loss..........................................  $   (492,726) $   (517,150) $    (325,344) $    (284,991)
                                                    ------------  ------------  -------------  -------------
                                                    ------------  ------------  -------------  -------------
Basic loss per share..............................  $      (0.05) $      (0.06) $       (0.04) $       (0.03)
                                                    ------------  ------------  -------------  -------------
                                                    ------------  ------------  -------------  -------------

                              CALPROP CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                                                       TRUST DEEDS
                                                                                           WARRANTY    RECEIVABLE
                                                                                          -----------  -----------
Balance January 1, 1996.................................................................  $   301,700   $  50,000
  Additions charged to operations.......................................................      399,905          --
  Reductions............................................................................     (440,204)         --
                                                                                          -----------  -----------
Balance December 31, 1996...............................................................      261,401      50,000
  Additions charged to operations.......................................................      207,844          --
  Reductions............................................................................     (180,967)         --
                                                                                          -----------  -----------
Balance December 31, 1997...............................................................      288,278      50,000
  Additions charged to operations.......................................................      288,977          --
  Reductions............................................................................     (292,631)         --
                                                                                          -----------  -----------
Balance December 31, 1998...............................................................  $   284,624   $  50,000
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                               INDEX TO EXHIBITS

 EXHIBITS                                                                                                        PAGE
-----------                                                                                                    ---------
       3.1   Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the
               Company's Amendment No. 1 to Form S-1 filed with Securities Exchange Commission on July 3,
               1994 bearing File #33-62516)..................................................................

       3.2   By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Amendment No.
               1 to Form S-1 filed with Securities Exchange Commission on July 3, 1994 bearing File
               #33-62516)....................................................................................

      10.1   1983 Calprop Corporation Stock Option Plan (Incorporated by reference to the Company's Form S-8
               Registration Statement (File No. 2-86872), which became effective September 30, 1983).........

      10.2   1989 Executive Long-Term Stock Incentive Option Plan (Incorporated by reference to the Company's
               Form S-8 Registration Statement (File No. 33-33640), which became effective March 18, 1991)...

      10.3   1992 Directors Stock Option Plan (Incorporated by reference to the Company's Form S-8
               Registration Statement (File No. 33-57226), which became effective January 18, 1993)..........

      10.4   1993 Calprop Corporation Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the
               Company's Amendment No. 1 to Form S-1 filed with Securities Exchange Commission on July 3,
               1993 bearing File #33-62516)..................................................................

      23     Independent Auditors' Consent...................................................................

      27     Financial Data Schedule.........................................................................

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CALPROP CORPORATION
------------------------------
         (REGISTRANT)

                                              March 26, 1999
------------------------------           ------------------------
       Victor Zaccaglin                            Date
    CHAIRMAN OF THE BOARD
 AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              March 26, 1999
------------------------------           ------------------------
        Mark F. Spiro                              Date
 VICE PRESIDENT/SECRETARY AND
  TREASURER (CHIEF FINANCIAL
   AND ACCOUNTING OFFICER)

                                              March 26, 1999
------------------------------           ------------------------
       Ronald S. Petch                             Date
          PRESIDENT

                                              March 26, 1999
------------------------------           ------------------------
   George R. Bravante, Jr.                         Date
           DIRECTOR

                                              March 26, 1999
------------------------------           ------------------------
        John L. Curci                              Date
           DIRECTOR

                                              March 26, 1999
------------------------------           ------------------------
       Victor Zaccaglin                            Date
    CHAIRMAN OF THE BOARD
   CHIEF EXECUTIVE OFFICER