Form 10-Q
period 1999-03-31
CALPROP CORP
filed 1999-05-13
CIK 16496

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 1999 or
                                    --------------

[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from               to
                                    -------------     ------------

Commission File Number  1-6844
                       --------
                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                  95-4044835
  ----------------------------------               ---------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

13160 MINDANAO WAY, SUITE 180, MARINA DEL REY, CALIFORNIA           90292
---------------------------------------------------------       ------------
      (Address of principal executive offices)                   (Zip Code)

   (Registrant's telephone number, including area code)  (310) 306-4314
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

Number of shares outstanding of each of Registrant's classes of common stock, as of April 11, 1999:

                                                         Number of Shares
Title of Each Class                                        Outstanding
--------------------------                            ------------------------
Common Stock, no par value                                  10,274,935

                               CALPROP CORPORATION

                                     PART I

                         ITEM I - FINANCIAL INFORMATION


          Set forth is the unaudited quarterly report for the quarters ended March 31, 1999 and 1998, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                         March 31,
                                                                              1999                December 31,
                                                                       (Unaudited)                        1998
                                                                  -----------------           -----------------
Real estate development                                                $72,266,868                 $65,282,197

Other assets:
  Cash and cash equivalents                                              1,212,285                   1,590,403
  Prepaid expenses                                                          75,378                      88,775
  Deferred tax asset                                                     4,800,000                   4,800,000
  Other assets                                                             664,836                     760,514
                                                                  -----------------           -----------------
     Total other assets                                                  6,752,499                   7,239,692
                                                                  -----------------           -----------------

     Total assets                                                      $79,019,367                 $72,521,889
                                                                  -----------------           -----------------
                                                                  -----------------           -----------------











                     The accompanying notes are an integral
                       part of these financial statements.

                              CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         March 31,
                                                                              1999                December 31,
                                                                       (Unaudited)                        1998
                                                                  -----------------           -----------------
Trust deeds and notes payable                                          $43,723,942                 $37,524,507
Related party notes                                                     21,838,291                  20,870,286
                                                                  -----------------           -----------------
     Total trust deeds and notes payable                                65,562,233                  58,394,793
Accounts payable and accrued liabilities                                 3,961,171                   5,056,010
Warranty reserves                                                          321,028                     284,624
                                                                  -----------------           -----------------
     Total liabilities                                                  69,844,432                  63,735,427

Minority interest (note 4)                                                 392,828                     326,941

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,274,935 and
      10,284,135 shares at March 31, 1999 and
      December 31, 1998, respectively                                   10,274,935                  10,284,135
  Additional paid-in capital                                            25,851,130                  25,851,130
  Deferred compensation                                                  (231,930)                   (241,130)
  Stock purchase loans                                                   (479,741)                   (474,134)
  Accumulated deficit                                                 (26,632,287)                (26,960,480)
                                                                  -----------------           -----------------
     Total stockholders' equity                                          8,782,107                   8,459,521
                                                                  -----------------           -----------------

     Total liabilities and stockholders' equity                        $79,019,367                 $72,521,889
                                                                  -----------------           -----------------
                                                                  -----------------           -----------------









                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                          ---------------------------------
                                                               1999              1998
                                                          ---------------   ---------------
Development operations:
  Real estate sales                                           $7,782,859        $2,805,786
  Cost of real estate sales                                    7,046,406         2,888,289
                                                          ---------------   ---------------
Income (loss) from development operations                        736,453          (82,503)

Other income                                                      25,203            35,981

Other expenses:
  General and administrative expenses                            359,560           385,976
  Interest expense                                                 8,016            68,567
                                                          ---------------   ---------------
Total other expenses                                             367,576           454,543

Minority interests (note 4)                                       65,887           (6,902)

Income (loss) before benefit for income taxes                    328,193         (494,163)
                                                          ---------------   ---------------
Net income (loss)                                               $328,193        ($494,163)
                                                          ---------------   ---------------
                                                          ---------------   ---------------

Basic and diluted net income (loss) per share (note 3)             $0.03           ($0.05)
                                                          ---------------   ---------------
                                                          ---------------   ---------------












                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                             ------------------------------
                                                                  1999           1998
                                                             --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $328,193     $(494,163)
     Adjustments to reconcile net income (loss) to net cash
      used in provided by operating activities:
         Minority interests                                          65,887        (6,902)
         Depreciation and amortization                               13,762          9,585
         Provision for warranty reserves                             66,006         17,000
     Change in assets and liabilities:
         Decrease  in other assets                                   95,682        239,450
         Decrease  in prepaid expenses                               13,397         11,575
         (Decrease) increase in accounts payable and            (1,124,441)      1,943,945
           accruedliabilities and warranty reserves
         Additions to real estate development in process       (14,031,077)    (6,319,809)
         Cost of real estate sales                                7,046,406      2,888,289
                                                             --------------- --------------
         Net cash used in provided by operating activities       (7,526,185)    (1,711,030)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                          (13,766)       (20,617)
                                                             --------------- --------------
               Net cash used in investing activities               (13,766)       (20,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under construction loans-related parties          1,595,119      2,050,000
     Payments under construction loans-related parties            (627,114)    (1,604,092)
     Borrowings under construction loans                         12,405,592      6,069,342
     Payments under construction loans                          (6,206,157)    (2,760,653)
     Contributions from joint venture partner                            --        291,638
     Proceeds from issuance of common stock                              --        306,639
     Accrue interest for executive stock purchase loans             (5,607)             --
                                                             --------------- --------------
               Net cash provided by financing activities          7,161,833      4,352,874
                                                             --------------- --------------
     Net (decrease) increase in cash and cash equivalents         (378,118)      2,621,227
     Cash and cash equivalents at beginning of periods            1,590,403      1,100,028
                                                             --------------- --------------
     Cash and cash equivalents at end of periods                  1,212,285      3,721,255
                                                             --------------- --------------
                                                             --------------- --------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the periods for -
         Interest (net of amount capitalized)                         8,016           68,567


NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Receipt of executive loan from issuance of shares                   --          447,813


                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


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

         The results of operations for the three months ended March 31, 1999 may not be indicative of the operating results for the year ending December 31, 1999.

Note 2:   INCOME TAXES

         At March 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $24,700,000 and $14,500,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2019, and from 1999 through 2003, respectively.

Note 3:   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                                 Three Months Ended
                                                                      March 31,
                                                             ----------------------------
                                                                   1999          1998
                                                             ----------------------------
Numerator for basic and diluted net income
      (loss) per share                                            $328,193    $(494,163)
                                                             ----------------------------
                                                             ----------------------------

Denominator for basic net income (loss) per share               10,281,447     9,531,639
   Effect of dilutive stock options                                301,298            --
                                                             ----------------------------
Denominator for dilutive net income (loss) per share            10,582,745     9,531,639
   (weighted average outstanding shares)
                                                             ----------------------------
                                                             ----------------------------

Basic net income (loss) per share                                    $0.03       $(0.05)
                                                             ----------------------------
                                                             ----------------------------
Diluted net income per share                                         $0.03       $(0.05)
                                                             ----------------------------
                                                             ----------------------------

         Options and warrants to purchase 859,250 and 789,000 shares of common stock were outstanding as of March 31, 1999 and 1998, respectively. For the three months ended March 31, 1998, options and warrants were not included in the computation of diluted net loss per common share because the effect would be antidilutive due to the net loss. However, for the three months ended March 31, 1999, 320,650 options and warrants were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

         Note 4: MINORITY INTEREST

         The Company has consolidated the financial statements of Colorado Pacific Homes, Inc. ("CPH"), a corporation formed for the purpose of developing real estate in the state of Colorado; DMM Development, LLC ("DMM"), a joint-venture formed for the development of the Cierra del Lago and Antares projects; Montserrat II, LLC ("Mont II"), a joint-venture formed for the development of 119 lots adjacent to the Company's original Montserrat project; Parkland Farms Development Co., LLC ("Parkland"), a joint-venture formed for the development of 115 lots in Healdsburg, California; and RGCCLPO Development Co., LLC ("RGCCLPO"), a joint venture formed for the development of 382 lots in Milpitas, California.

         Colorado Pacific Homes, Inc. is owned eighty percent by Calprop Corporation ("Calprop") and twenty percent by the President of CPH.

         Calprop is entitled to receive two-thirds of the profits of DMM, and the other member, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of the profits. As of March 31, 1999, RGC's ownership percentage in DMM was fifty percent.

         Pursuant to the operating agreement of Montserrat II, LLC, Calprop is entitled to receive ninety nine percent of the profits of Montserrat II, LLC, and the other member, an officer of the Company, is entitled to receive the remaining one percent of the profits. As of March 31, 1999, the officer of the Company's ownership percentage is Montserrat II, LLC was one percent.

         Pursuant to the operating agreement of Parkland Farms Development Co., LLC, Calprop is entitled to receive ninety nine percent of profits of Parkland, and the other member, an officer of the Company, is entitled to receive the remaining one percent of the profits. As of March 31, 1999, the officer of the Company's ownership percentage in Parkland was one percent.

         Calprop is entitled to receive fifty percent of the profits of RGCCPLO, and the other member, RGC, is entitled to receive the remaining fifty percent of the profits. As of March 31, 1999, RGC's ownership percentage in RGCCPLO was fifty percent.

         As a result of the consolidations, the Company has recorded minority interest of $392,828 and $326,941 as of March 31, 1999 and December 31, 1999, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company had remaining loan commitments from financial institutions of approximately $17,950,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

         As of March 31, 1999, the Company had ten residential housing projects in various stages of development, with three producing revenues from completed homes: Summertree Park, Montserrat Estates, and Antares. The remaining seven projects, Mockingbird Canyon, Parkland Farms, Parc Metropolitan, Parcwest Apartments, High Ridge Court, Saddlerock, and Templeton Heights, are in the initial stages of development. As of March 31, 1999, the Company controlled 1,438 lots, of which, 1,081 were owned by the company and in various stages of development, and 357 were in escrow to be purchased by the Company. Of the 1,081 owned lots, the Company had 24 homes completed (all consisting of models not yet released for sale), 176 homes under construction (145 were in escrow and 31 were available for sale), and 881 lots under development.

         The increase in real estate development from $65,282,197 to $72,266,868 and trust deeds and notes payable from $37,524,507 to $43,723,942 as of December 31, 1998 and March 31, 1999, respectively, was due to the increase construction activity of the Company's projects started in 1998. The projects consist of Parc Metropolitan, High Ridge Court, Saddlerock, and Parkland Farms.

         As of March 31, 1999, the Company had 145 units in escrow ("backlog") compared with a backlog of 144 units as of March 31, 1998. The gross revenues of such backlog was $32,750,000 and $29,800,000 as of March 31, 1999 and 1998,
respectively. The increase in backlog is a result of both a shift in product mix offered and price increases of units available for sale.

         The Company believes that, based on agreements with its existing institutional lenders and the Curci-Turner Company, it will have sufficient liquidity to finance its construction projects in 1999 through funds generated from operations and funds available under its existing loan commitments. In addition, the Company believes that if necessary, additional funds could be obtained by using its unencumbered real estate developments as collateral for additional loans.

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

RESULTS OF OPERATIONS

         Income of $328,193 changed from a loss of $494,163 for the first quarters of 1999 and 1998, respectively. The change for the noted period is a result of an increase in profit from operations as the Company began selling homes in its Antares and Montserrat Estates projects.

         Income from development operations of $736,453 changed from a loss from development operations of $82,503 in the first quarters of 1999 and 1998, respectively. The increase in gross profit for the noted period is a result of the Company beginning to sell homes in its Antares and Montserrat Estates projects with higher gross profit percentages.

         Gross revenues increased to $7,782,859 in the first quarter of 1999 from $2,805,786 in the first quarter of 1998. In the first quarter of 1999 the Company sold 33 homes with an average sales price of $235,900, and in the first quarter of 1998 the Company sold 17 homes with an average sales price of $165,000. The higher average sales prices in 1999 is due to the strength and stability of the economy. Starting in 1998 the real estate market has experienced increases in sale price and the number of home buyers reflecting higher revenues for the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits -

         27       Financial data schedule

(b)   Reports on Form 8-K

                  A Current Report on Form 8-K dated March 31, 1999 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its audited consolidated financial statements for the year ended December 31, 1998 and unaudited consolidated financial statements for the quarter ended December 31, 1998, and under item 7(c) a press release announcing Calprop Corporations' 1999 annual and fourth quarter results.




                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        CALPROP CORPORATION






                   By:   /s/ Mark F. Spiro
                      ----------------------------------------
                        Mark F. Spiro
                        Vice President/Secretary/Treasurer
                        (Chief Financial and Accounting Officer)
                        April 30, 1999