Form 10-Q
period 1999-06-30
CALPROP CORP
filed 1999-08-11
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1999 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ________________

Commission File Number 1-6844

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)

            California                                         95-4044835
   -------------------------------                          ----------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)

    13160 Mindanao Way, Suite 180, Marina Del Rey, California      90292
    ---------------------------------------------------------   ----------
    (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code) (310) 306-4314

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Number of shares outstanding of each of Registrant's classes of common stock, as of July 22,1999:

                                                                Number of Shares
Title of Each Class                                             Outstanding
-------------------                                             ----------------

Common Stock, no par value                                      10,279,935

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

      Set forth is the unaudited quarterly report for the quarters ended June 30, 1999 and 1998, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                         June 30,            December 31,
                                             1999                    1998
                                      (Unaudited)
                                     -------------           -------------

 Real estate development              $68,484,512             $65,282,197

 Other assets:
   Cash and cash equivalents            3,064,329               1,590,403
   Prepaid expenses                        61,980                  88,775
   Deferred tax asset                   4,800,000               4,800,000
   Other assets                           776,033                 760,514
                                     -------------           -------------
      Total other assets                8,702,342               7,239,692
                                     -------------           -------------

      Total assets                    $77,186,854             $72,521,889
                                     =============           =============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 30,     December 31,
                                                         1999             1998
                                                  (Unaudited)
                                                  ------------    ------------

Trust deeds and notes payable                     $ 42,085,265    $ 37,524,507
Related party notes                                 20,052,034      20,870,286
                                                  ------------    ------------
     Total trust deeds and notes payable            62,137,299      58,394,793
Accounts payable and accrued liabilities             5,653,968       5,056,010
Warranty reserves                                      355,509         284,624
                                                  ------------    ------------
     Total liabilities                              68,146,776      63,735,427

Minority interest (note 4)                             184,180         326,941

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,279,935 and
      10,284,135 shares at June 30, 1999 and
      December 31, 1998, respectively               10,279,935      10,284,135
  Additional paid-in capital                        25,850,818      25,851,130
  Deferred compensation                               (231,930)       (241,130)
  Stock purchase loans                                (485,472)       (474,134)
  Accumulated deficit                              (26,557,453)    (26,960,480)
                                                  ------------    ------------
     Total stockholders' equity                      8,855,898       8,459,521
                                                  ------------    ------------

     Total liabilities and stockholders' equity   $ 77,186,854    $ 72,521,889
                                                  ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                         ----------------------------   ----------------------------
                                                             1999            1998           1999            1998
                                                         ------------    ------------   ------------    ------------
Development operations:
  Real estate sales                                      $ 18,381,700    $  7,632,478   $ 26,164,559    $ 10,438,264
  Cost of real estate sales                                17,870,491       6,932,486     24,916,897       9,820,775
                                                         ------------    ------------   ------------    ------------
Income from development operations                            511,209         699,992      1,247,662         617,489

Other income                                                   30,536          11,370         55,739          47,351

Other expenses:
  General and administrative expenses                         634,793         446,521        994,353         832,497
  Interest expense                                             40,766          37,486         48,782         106,053
                                                         ------------    ------------   ------------    ------------
Total other expenses                                          675,559         484,007      1,043,135         938,550

Minority interests (note 4)                                  (208,648)        121,688       (142,761)        114,786

Income (loss) before benefit for income taxes                  74,834         105,667        403,027        (388,496)
                                                         ============    ============   ============    ============
Net income (loss)                                        $     74,834    $    105,667   $    403,027    $   (388,496)
                                                         ============    ============   ============    ============

Basic and diluted net income (loss) per share (note 3)   $       0.01    $       0.01   $       0.04    ($      0.04)
                                                         ============    ============   ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                        June 30,
                                                                     ----------------------------    ----------------------------
                                                                          1999            1998            1999            1998
                                                                     ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               $     74,834    $    105,667    $    403,027    $   (388,496)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Minority interests                                              (208,648)        121,688        (142,761)        114,786
         Depreciation and amortization                                     14,325          10,705          28,087          20,290
         Provision for warranty reserves                                   29,224          73,601          95,230          90,601
     Change in assets and liabilities:
         (Increase) in deferred and other assets                         (101,666)       (240,113)         (5,984)           (663)
         Decrease in prepaid expenses                                      13,398          11,574          26,795          23,149
         Increase (decrease) in accounts payable and accrued
           liabilities and warranty reserves                            1,698,054      (1,040,483)        573,613         903,462
         (Additions) to real estate development in process            (13,970,998)    (12,036,920)    (28,002,075)    (18,356,729)
         Cost of real estate sales                                     17,753,354       6,932,486      24,799,760       9,820,775
                                                                     ------------    ------------    ------------    ------------
               Net cash provided by (used in) operating activities      5,301,877      (6,061,795)     (2,224,308)     (7,772,825)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                                 (23,856)        (13,175)        (37,622)        (33,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under construction loans-related parties                  346,930       4,121,212       1,942,049       6,171,212
     Payments under construction loans-related parties                 (2,133,187)       (250,024)     (2,760,301)     (1,854,116)
     Borrowings under construction loans                               11,775,603       8,241,168      24,181,195      14,310,510
     Payments under construction loans                                (13,414,280)     (6,058,316)    (19,620,437)     (8,818,969)
     Contributions from joint venture partner                                  --         377,920              --         669,558
     Distributions to joint venture partner                                    --      (1,100,000)             --      (1,100,000)
     Proceeds from issuance of common stock                                 4,688              --           4,688         306,639
     Accrue interest for executive stock purchase loans                    (5,731)             --         (11,338)             --
                                                                     ------------    ------------    ------------    ------------
               Net cash (used in) provided by financing activities     (3,425,977)      5,331,960       3,735,856       9,684,834
                                                                     ------------    ------------    ------------    ------------
     Net increase in cash and cash equivalents                          1,852,044        (743,010)      1,473,926       1,878,217
     Cash and cash equivalents at beginning of periods                  1,212,285       3,721,255       1,590,403       1,100,028
                                                                     ------------    ------------    ------------    ------------
     Cash and cash equivalents at end of periods                        3,064,329       2,978,245    $  3,064,329    $  2,978,245
                                                                     ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the periods for -
         Interest (net of amount capitalized)                              40,766          37,486          48,782          65,567

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Receipt of executive loan from issuance of shares                         --              --              --         447,813

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                      PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

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

      The results of operations for the six months ended June 30, 1999 may not be indicative of the operating results for the year ending December 31, 1999.

Note 2: Income taxes

      At June 30, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $23,400,000 and $8,700,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2013, and from 1999 through 2003, respectively.

Note 3: Net income per share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                             -------------------------   -------------------------
                                                                 1999          1998          1999          1998
                                                             -------------------------   -------------------------
      Numerator for basic and diluted net income
            (loss) per share                                 $    74,834   $   105,667   $   403,027   $  (388,496)
                                                             =========================   =========================

      Denominator for basic net income (loss) per share       10,279,657    10,154,785    10,280,516     9,846,674
         Effect of dilutive stock options                        322,585       283,638       311,997            --
                                                             -------------------------   -------------------------
      Denominator for dilutive net income (loss) per share    10,602,242    10,438,423    10,592,513     9,846,674
                                                             =========================   =========================

      Basic net income (loss) per share                      $      0.01   $      0.01   $      0.04   $     (0.04)
                                                             =========================   =========================
      Diluted net income per share                           $      0.01   $      0.01   $      0.04   $     (0.04)
                                                             =========================   =========================

      Options and warrants to purchase 874,250 and 799,000 shares of common stock were outstanding as of June 30, 1999 and 1998, respectively. For the three months ended June 30, 1999 and the six months ended June 30, 1999, 63,500 and 335,650 options and warrants were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock, respectively.

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

      Calprop is entitled to receive two-thirds of the profits of DMM, and the other member, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of the profits. As of June 30, 1999, RGC's ownership percentage in DMM was fifty percent.

      Pursuant to the operating agreement of Montserrat II, LLC, Calprop is entitled to receive ninety nine percent of the profits of Montserrat II, LLC, and the other member, an officer of the Company, is entitled to receive the remaining one percent of the profits. As of June 30, 1999, the officer of the Company's ownership percentage is Montserrat II, LLC was one percent.

      Pursuant to the operating agreement of Parkland Farms Development Co., LLC, Calprop is entitled to receive ninety nine percent of profits of Parkland, and the other member, an officer of the Company, is entitled to receive the remaining one percent of the profits. As of June 30, 1999, the officer of the Company's ownership percentage in Parkland was one percent.

      Calprop is entitled to receive fifty percent of the profits of RGCCPLO, and the other member, RGC, is entitled to receive the remaining fifty percent of the profits. As of June 30, 1999, RGC's ownership percentage in RGCCPLO was fifty percent.

      As a result of the consolidations, the Company has recorded minority interest of $302,488 and $326,941 as of June 30, 1999 and December 31, 1998, respectively.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources

      As of June 30, 1999, the Company had remaining loan commitments from financial institutions of approximately $18,650,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of June 30, 1999, the Company had ten residential housing projects in various stages of development, with four producing revenues from completed homes: Summertree Park, Montserrat Estates, Antares, and Parkland Farms. The remaining six projects, Creekside at Mockingbird Canyon (formerly Mockingbird Canyon), Parc Metropolitan, Parcwest Apartments, High Ridge Court, Saddlerock, and Templeton Heights, are in the initial stages of development. As of June 30, 1999, the Company controlled 1,288 lots, of which, 1,001 were owned by the company and in various stages of development, and 287 were in escrow to be purchased by the Company. Of the 1,001 owned lots, the Company had 25 homes completed (12 were in escrow, including 8 models and 13 were models not yet released for sale), 180 homes under construction (130 were in escrow and 50 were available for sale), 796 lots under development.

      As of June 30, 1999, the Company had 134 units in escrow ("backlog") compared with a backlog of 151 units as of June 30, 1998. The gross revenues of such backlog was $31,100,000 and $31,700,000 as of June 30, 1999 and 1998,
respectively.

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

Results of operations

      Gross revenues for the three months ended June 30, 1999 increased 140.8% to $18,381,700 from $7,632,478 for the three months ended June 30, 1998. For the six months ended June 30, 1999, gross revenues increased 150.7% to $26,164,559 from $10,438,264 in the year-earlier period. The increase in gross revenues for the three and six month periods of 1999 was primarily due to the higher volume of production and home sales. In the second quarter of 1999, the Company sold 80 homes with an average sales price of $229,800, 128.6% increase in the volume of home sales compared to 33 homes with an average sales price of $235,900 for the second quarter of 1998. During the first six months of 1999, the Company sold 113 homes with an average sales price of $231,600, 117.3% increase in the volume of home sales compared to 52 homes with an average sales price of $201,000 for the six months of 1998. The higher average sales price for the six months in

1999 is due to sales price increases made during the current year to the Montserrat Estates and Antares projects. In addition, the Company sold 11 homes in the higher priced Parkland Farms project during the second quarter in 1999 with an average sales price of $263,400 with expected future sales price increases.

      Income from development operations decreased to $511,209 in the second quarter of 1999 from $699,992 in the second quarter of 1998. As a percentage of gross revenues, income from development operations decreased by 6.39 percentage points to 2.78% in the second quarter of 1999 compared to 9.17% in the second quarter of 1998. The significant decrease of income from development operations as a percentage of gross revenues during the second quarter of 1999 results from the revised estimates to complete the construction costs of approximately $615,000 in the Cierra Del Lago project. The project was completed in early 1998 and all homes were sold in the third quarter of 1998. The Company does not expect to incur additional construction costs related to this project which will be significant. In addition, during the second quarter of 1999, numerous sales offices were in the process of opening, thus, marketing expenses associated with the development of product awareness were incurred for the Parc Metropolitan, Parkland Farms, and High Ridge Court projects, which entailed significant nonrecurring startup marketing costs of approximately $330,000. For the six months ended June 30, 1999, income from development operations increased to $1,247,662 from $617,489 in the corresponding period of 1998. As a percentage of gross revenues, income from development operations decreased to 4.77% in the first half of 1999 from 5.92%.

      General and administrative expenses increased to $634,793 in the three months ended June 30, 1999 from $446,521 in the corresponding 1998 period. As a percentage of gross revenues, general and administrative expenses decreased 2.4 percentage points to 3.45% in the second quarter of 1999 from 5.85% for the year-earlier period. For the six months ended June 30, 1999, general and administrative expenses increased to $994,353 from $832,497 in the corresponding 1998 period. As a percentage of gross revenues, general and administrative expenses decreased 4.18 percentage points to 3.8% for the first six months of 1999 from 7.98% in the corresponding period in 1998. The improvement in the general and administrative expense ratio reflects the Company's commitment to obtaining operating efficiencies as it grows its businesses.

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

            A Current Report on Form 8-K dated May 3, 1999 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended March 31, 1999, and under item 7(c) a press release announcing Calprop Corporations' first quarter results.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CALPROP CORPORATION


            By:   /s/ Mark F. Spiro.
                  ----------------------------------------
                  Mark F. Spiro
                  Vice President/Secretary/Treasurer
                  (Chief Financial and Accounting Officer)
                  August 11, 1999