Form 10-Q
period 1999-09-30
CALPROP CORP
filed 1999-11-12
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1999 or
                                     ------------------

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________

Commission File Number 1-6844
                       ------

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)

           California                                            95-4044835
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

13160 Mindanao Way, Suite 180, Marina Del Rey, California           90292
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

Number of shares outstanding of each of Registrant's classes of common stock, as of October 25, 1999:

                                                                Number of Shares
Title of Each Class                                             Outstanding
--------------------------                                      ----------------

Common Stock, no par value                                        10,290,435

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

      Set forth is the unaudited quarterly report for the quarters ended September 30, 1999 and 1998, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                September 30,       December 31,
                                                        1999               1998
                                                 (Unaudited)
                                                ------------        -----------

Real estate development                          $64,696,125        $65,282,197

Other assets:
  Cash and cash equivalents                        1,251,653          1,590,403
  Prepaid expenses                                    98,974             88,775
  Deferred tax asset (note 2)                      8,200,000          4,800,000
  Other assets                                     2,113,083            760,514
                                                 -----------        -----------
     Total other assets                           11,663,710          7,239,692
                                                 -----------        -----------

     Total assets                                $76,359,835        $72,521,889
                                                 ===========        ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,   December 31,
                                                            1999           1998
                                                     (Unaudited)
                                                    ------------   ------------

Trust deeds and notes payable                       $ 40,718,116   $ 37,524,507
Related party notes                                   19,927,920     20,870,286
                                                    ------------   ------------
     Total trust deeds and notes payable              60,646,036     58,394,793
Accounts payable and accrued liabilities               5,464,437      5,056,010
Warranty reserves                                        353,673        284,624
                                                    ------------   ------------
     Total liabilities                                66,464,146     63,735,427

Minority interest (note 4)                               118,516        326,941

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,279,935 and
      10,284,135 shares at September 30, 1999 and
      December 31, 1998, respectively                 10,279,935     10,284,135
  Additional paid-in capital                          25,850,818     25,851,130
  Deferred compensation                                 (231,930)      (241,130)
  Stock purchase loans                                  (491,203)      (474,134)
  Accumulated deficit                                (25,630,447)   (26,960,480)
                                                    ------------   ------------
     Total stockholders' equity                        9,777,173      8,459,521
                                                    ------------   ------------

     Total liabilities and stockholders' equity     $ 76,359,835   $ 72,521,889
                                                    ============   ============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                       1999            1998            1999            1998
                                                   ------------    ------------    ------------    ------------
Development operations:
  Real estate sales                                $ 15,730,888    $ 12,020,548    $ 41,895,447    $ 22,458,812
  Cost of real estate sales                          15,100,809      10,897,864      40,017,706      20,718,639
                                                   ------------    ------------    ------------    ------------
                                                        630,079       1,122,684       1,877,741       1,740,173
  Recognition of impairment of real estate under
     Development (note 1)                            (2,519,521)                     (2,519,521)
                                                   ------------    ------------    ------------    ------------
(Loss) income from development operations            (1,889,442)      1,122,684        (641,780)      1,740,173

Other income                                             24,424          12,181          80,163          59,532

Other expenses:
  General and administrative expenses                   572,261         453,301       1,566,614       1,285,798
  Interest expense                                        8,742          23,260          57,524         129,313
                                                   ------------    ------------    ------------    ------------
Total other expenses                                    581,003         476,561       1,624,138       1,415,111

Minority interests (note 4)                              26,973          91,652        (115,788)        206,438

(Loss) income before benefit for income taxes        (2,472,994)        566,652      (2,069,967)        178,156
Benefit for income taxes (note 2)                    (3,400,000)     (2,330,000)     (3,400,000)     (2,330,000)
                                                   ------------    ------------    ------------    ------------
Net income                                         $    927,006    $  2,896,652    $  1,330,033    $  2,508,156
                                                   ============    ============    ============    ============

Basic and diluted net income per share (note 3)    $       0.09    $       0.27    $       0.13    $       0.24
                                                   ============    ============    ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                            ----------------------------    ----------------------------
                                                                1999            1998            1999            1998
                                                            ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $    927,006    $  2,896,652    $  1,330,033    $  2,508,156
     Adjustments to reconcile net income to net cash
     used in operating activities:
         Minority interests                                       26,973          91,652        (115,788)        206,438
         Depreciation and amortization                            15,447          11,591          43,534          31,881
         Recognition of impairment of real estate under
         development                                           2,519,521                       2,519,521
         Provision for warranty reserves                          30,001         115,459         125,231         206,060
     Change in assets and liabilities:
         Increase in deferred and other assets                (1,326,977)        (99,226)     (1,332,961)        (99,889)
         Increase in deferred tax assets                      (3,400,000)     (2,330,000)     (3,400,000)     (2,330,000)
         Increase in prepaid expenses                            (36,994)        (34,723)        (10,199)        (11,574)
         (Decrease) increase in accounts payable and
         accrued liabilities and warranty reserves              (221,368)        764,684         352,245       1,668,146
         Additions to real estate development in process     (11,429,559)    (13,229,411)    (39,431,634)    (31,586,140)
         Cost of real estate sales                            12,698,425      10,897,864      37,498,185      20,718,639
                                                            ------------    ------------    ------------    ------------
               Net cash used in operating activities            (197,525)       (915,458)     (2,421,833)     (8,688,283)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                        (25,520)         (5,922)        (63,142)        (39,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related party notes                        928,791         649,989       2,870,840       6,821,201
     Payments under related party notes                       (1,052,905)     (2,559,959)     (3,813,206)     (4,414,075)
     Borrowings under trust deeds and notes payable           16,541,311      11,639,406      40,722,506      25,949,916
     Payments under trust deeds and notes payable            (17,908,460)     (5,667,862)    (37,528,897)    (14,486,831)
     Contributions from joint venture partner                         --           1,000              --         670,558
     Distributions to joint venture partner                      (92,637)     (1,764,097)        (92,637)     (2,864,097)
     Proceeds from issuance of common stock                           --              --           4,688         306,639
     Accrue interest for executive stock purchase loans           (5,731)             --         (17,069)             --
                                                            ------------    ------------    ------------    ------------
               Net cash (used in) provided by financing
               activities                                     (1,589,631)      2,298,477       2,146,225      11,983,311
                                                            ------------    ------------    ------------    ------------
     Net (decrease) increase in cash and cash equivalents     (1,812,676)      1,377,097        (338,750)      3,255,314
     Cash and cash equivalents at beginning of periods         3,064,329       2,978,245       1,590,403       1,100,028
                                                            ------------    ------------    ------------    ------------
     Cash and cash equivalents at end of periods            $  1,251,653    $  4,355,342    $  1,251,653    $  4,355,342
                                                            ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the periods for -
         Interest (net of amount capitalized)                      8,742          23,260          57,524         129,313

         Income taxes                                             21,727                          21,727

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

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

      The Company regularly reviews the carrying value of its real estate developments for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. The Company introduced two new product lines at the Summertree Park, Elk Grove project during the second quarter of 1999 to increase the absorption rate and these were primarily sold during the third quarter. The increase in sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $2,519,521 during the third quarter.

      The results of operations for the nine months ended September 30, 1999 may not be indicative of the operating results for the year ending December 31, 1999.

Note 2: Income taxes

      Income tax benefit consisted of the following:

                               Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                            ------------------------   ------------------------
                                1999         1998          1999         1998
                            ------------------------   ------------------------
      Current tax benefit
        expense             $  (989,000) $    70,000   $  (989,000)      70,000

      Deferred tax benefit   (2,411,000)  (2,400,000)   (2,411,000)  (2,400,000)
                            ------------------------   ------------------------
                            $(3,400,000) $(2,330,000)  $(3,400,000) $(2,330,000)
                            ========================   ========================

      For the nine months ended September 30, 1999 and 1998, the Company reduced the valuation allowance to recognize a deferred tax benefit of $3,400,000 and $2,330,000, respectively. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards.

      The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $8,200,000 of deferred tax assets will be realized. The realization of the deferred tax asset of $8,200,000 will require aggregate taxable income of approximately $20,500,000 in future years.

Note 3: Net income per share

      The following table sets forth the computation of basic and diluted net income per share:

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                                -------------------------   -------------------------
                                                    1999          1998          1999          1998
                                                -------------------------   -------------------------
Numerator for basic and diluted net income
      per share                                 $   927,006   $ 2,896,652   $ 1,330,033   $ 2,508,156
                                                =========================   =========================

Denominator for basic net income per share       10,279,657    10,154,785    10,280,516     9,950,888
   Effect of dilutive stock options                 437,215       452,251       356,559       359,156
                                                -------------------------   -------------------------
Denominator for dilutive net income per share    10,716,872    10,607,036    10,637,075    10,310,044
                                                =========================   =========================

Basic net income per share                      $      0.09   $      0.27   $      0.13   $      0.24
                                                =========================   =========================
Diluted net income per share                    $      0.09   $      0.27   $      0.13   $      0.24
                                                =========================   =========================

      Options and warrants to purchase 874,250 and 804,000 shares of common stock were outstanding as of September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and the three months ended September 30, 1999, 63,500 options and warrants were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock. For the nine months ended September 30, 1998 and the three months ended September 30, 1998, 64,500 options and warrants for the respective periods were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

Note 4: Minority interest

      The Company has consolidated the financial statements of Colorado Pacific Homes, Inc. ("CPH"), a corporation formed for the purpose of developing real estate in the state of Colorado; DMM Development, LLC ("DMM"), a joint-venture formed for the development of the Cierra del Lago and Antares projects; Montserrat II, LLC ("Mont II"), a joint-venture formed for the development of 119 lots adjacent to the Company's original Montserrat project; Parkland Farms Development Co., LLC ("Parkland"), a joint-venture formed for the development of 115 lots in Healdsburg, California; RGCCLPO Development Co., LLC ("RGCCLPO"), a joint venture formed for the development of 382 lots in Milpitas, California; and Parcwest Associates, LLC ("Parcwest"), a joint venture formed for the development of 68 affordable apartments.

      Colorado Pacific Homes, Inc. is owned eighty percent by Calprop Corporation ("Calprop") and twenty percent by the President of CPH.

      Calprop is entitled to receive two-thirds of the profits of DMM, and the other member, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of the profits. As of September 30, 1999, RGC's ownership percentage in DMM was fifty percent.

      Pursuant to the operating agreement of Montserrat II, LLC, Calprop is entitled to receive ninety nine percent of the profits of Montserrat II, LLC, and the other member, an officer of the Company, is entitled to receive the remaining one percent of the profits. As of September 30, 1999, the officer of the Company's ownership percentage is Montserrat II, LLC was one percent.

      Pursuant to the operating agreement of Parkland Farms Development Co., LLC, Calprop is entitled to receive ninety nine percent of profits of Parkland, and the other member, an officer of the Company, is entitled to receive the remaining one percent of the profits. As of September 30, 1999, the officer of the Company's ownership percentage in Parkland was one percent.

      Calprop is entitled to receive fifty percent of the profits of RGCCPLO, and the other member, RGC, is entitled to receive the remaining fifty percent of the profits. As of September 30, 1999, RGC's ownership percentage in RGCCPLO was fifty percent.

      Calprop is entitled to receive fifty percent of the profits of Parcwest, and the other member, RGC, is entitled to receive the remaining fifty percent of the profits. As of September 30, 1999, RGC's ownership percentage in RGCCPLO was fifty percent.

      As a result of the consolidations, the Company has recorded minority interest of $118,516 and $326,941 as of September 30, 1999 and December 31, 1998, respectively.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements.

Liquidity and capital resources

      As of September 30, 1999, the Company had remaining loan commitments from financial institutions of approximately $44,500,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of September 30, 1999, the Company had ten residential housing projects in various stages of development, with five producing revenues from completed homes: Summertree Park, Montserrat Estates, Antares, Parkland Farms, and High Ridge Court. The remaining five projects, Creekside at Mockingbird Canyon, Parc Metropolitan, Parcwest Apartments, Saddlerock, and Templeton Heights, are in the initial stages of development. As of September 30, 1999, the Company controlled 1,192 lots, of which, 905 were owned by the company and in various stages of development, and 287 were in escrow to be purchased by the Company. Of the 905 owned lots, the Company had 23 homes completed (all 23 models), 116 homes under construction (98 were in escrow and 18 were available for sale), 766 lots under development.

      As of September 30, 1999, the Company had 98 units in escrow ("backlog") compared with a backlog of 138 units as of September 30, 1998. The gross revenues of such backlog was $23,330,000 and $29,835,000 as of September 30, 1999 and 1998, respectively.

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

Results of operations

      Gross revenues for the three months ended September 30, 1999 increased 30.9% to $15,730,888 from $12,020,548 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, gross revenues increased 86.5% to $41,895,447 from $22,458,812 in the year-earlier period. The increase in gross revenues for the three and nine month periods of 1999 was primarily due to the increase in sales price and higher volume of production and home sales. In the third quarter of 1999, the Company sold 67 homes with an average sales price of $234,800, 11.7% increase in the volume of home sales compared to 60 homes with an average sales price of $200,300 for the third quarter of 1998. During the first nine months of 1999, the Company sold 180 homes with an average sales price of $232,750, a 60.7% increase in the volume of home sales compared to 112 homes with an average sales price of $200,500 for the nine months of 1998. The higher average sales price for the nine months in 1999 is due to sales price increases made during the current year to the Montserrat Estates and Antares projects. In addition, the Company sold 23 homes in the higher priced Parkland Farms project during 1999 with an average sales price of $268,000 with expected future sales price increases.

      Gross profit decreased to $630,079 in the third quarter of 1999 from $1,122,684 in the third quarter of 1998. As a percentage of gross revenues, gross profit decreased by 5.3 percentage points to 4.0% in the third quarter of 1999 compared to 9.3% in the third quarter of 1998. The significant decrease of gross profit as a percentage of gross revenues during the third quarter of 1999 results from the increase in the number of home sales in the lower profit margin projects Summertree Park and Antares compared to the higher profit margin project Montserrat Estates primarily sold during 1998. For the nine months ended September 30, 1999, gross profit decreased to 4.48% from 7.75% for the corresponding period in 1998. The significant decrease results from the revised estimates to complete the construction costs of approximately $615,000 in the Cierra Del Lago project. The project was completed in early 1998 and all homes were sold in the third quarter of 1998. The Company does not expect to incur additional construction costs related to this project which will be significant. In addition, during the nine months of 1999, numerous sales offices were in the process of opening, thus, marketing expenses associated with the development of product awareness were incurred for the Parc Metropolitan, Parkland Farms, and High Ridge Court projects, which entailed significant nonrecurring startup marketing costs.

      The Company introduced two new product lines at the Summertree Park, Elk Grove project during the second quarter of 1999 to increase the absorption rate and these were primarily sold during the third quarter. The increase in sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $2,519,521 during the third quarter.

      General and administrative expenses increased to $572,261 in the three months ended September 30, 1999 from $453,301 in the corresponding 1998 period. As a percentage of gross revenues, general and administrative expenses decreased slightly. For the nine months ended September 30, 1999, general and administrative expenses increased to $1,566,614 from $1,285,798 in the corresponding 1998 period. As a percentage of gross revenues, general and administrative expenses decreased 2 percentage points to 3.74% for the first nine months of 1999 from 5.73% in the corresponding period in 1998. The improvement in the general and administrative expense ratio reflects the Company's commitment to obtaining operating efficiencies as it grows its businesses.

      For the nine months ended September 30, 1999 and 1998, the Company reduced the valuation allowance to recognize a deferred tax benefit of $3,400,000 and $2,330,000, respectively. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $8,200,000 of deferred tax assets will be realized. The realization of the deferred tax asset of $8,200,000 will require aggregate taxable income of approximately $20,500,000 in future years.

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

            A Current Report on Form 8-K dated August 18, 1999 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended June 30, 1999, and under item 7(c) a press release announcing Calprop Corporations' second quarter results.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                CALPROP CORPORATION


            By: /s/ Mark F. Spiro
                ----------------------------------------
                Mark F. Spiro
                Vice President/Secretary/Treasurer
                (Chief Financial and Accounting Officer)
                November 12, 1999