Form 10-K405
period 1999-12-31
CALPROP CORP
filed 2000-04-14
CIK 16496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999        Commission File Number 1-6844

                               CALPROP CORPORATION

    Incorporated in California                I.R.S. Employer Identification No.
    13160 Mindanao Way, #180                               95-4044835
    Marina Del Rey, California  90292
    (310) 306-4314

    Securities Registered Pursuant to Section 12(b) of the Act: None

    Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K |X|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                         $2,445,447 at February 22, 2000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               10,290,535 Shares Outstanding at February 22, 2000

                      Documents Incorporated by reference:

Portions of the registrant's definitive Proxy Statement for 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. Business

General

      Calprop Corporation ("Calprop") designs, constructs and sells single-family detached homes and townhomes as part of condominiums or planned unit developments in California and Colorado. The Company selects and acquires the site, secures construction financing and constructs and sells homes. The Company also sells improved lots in California and Colorado. The Company selects projects of varying types in several local markets in an effort to reduce the risks inherent in the residential housing industry. To enable the Company to adapt to the changing market conditions and to control its overhead expenses, the Company performs its construction activities through independent subcontractors under the direction of on-site construction supervisors employed by the Company rather than employing a permanent construction work force. The Company does not generally finance the purchase of its homes, but has done so in the past to facilitate sales and may do so in the future to the extent it is feasible, if market conditions require such financing. In addition to the continuing emphasis on single-family construction, the Company also develops raw land through the planning, zoning, and entitlement process.

      During 1999, the Company was primarily engaged in the development of lots, and the construction and marketing of single-family detached homes and townhomes. As of December 31, 1999, the Company had eleven residential housing projects in various stages of development, consisting of 251 homes under construction (88 were in escrow), 886 lots under development, and 9 model homes used in selling the various types of housing developed. The Company's products range from homes for first-time buyers to custom homes.

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

The Company's Strategy

      The Company's strategy has been to acquire land in or near major urban centers in California and Colorado and to construct single-family housing for resale. The Company does not specialize in the construction of a specific type or design of housing and does not limit its operation to any specific location. The Company usually acquires project sites which are zoned and subdivided so that the Company can construct and sell single-family housing in a relatively short period of time, usually two to three years. The Company will also acquire raw land that is not zoned or subdivided for investment or for development by processing it through the entitlement process to obtain zoning and other permits necessary for development into single-family housing and other urban uses.

Future Projects

      As the Company intends to continue specializing in the construction and sale of single-family and multifamily housing, the Company is continually considering potential projects for development. In addition to the construction and sale of single-family and multifamily housing, the Company is entering the market to construct and lease single-family and multifamily housing. This market would provide consistent cash flow in the cyclical industry of real estate development. During 1999, the Company has purchased land in the Northern California area for the construction of apartments. The Company also entered into a ground lease agreement for land for the construction of townhomes in the Southern California area for lease. The following discussion is the process which the Company follows to acquire land, entitle, market and build residential housing projects.

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

      Projects in which product is currently in the marketing stage are Parc Metropolitan, Mockingbird Canyon, and Saddlerock. All such projects are being marketed through realtors who have no other affiliation with the Company.

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

Employees

      The Company has approximately thirty eight full-time employees, including five executive officers, eighteen persons in its finance, marketing and operations departments, and fifteen field superintendents and general laborers. The Company also employs temporary and part-time laborers from time to time as necessary. None of the Company's employees is currently represented by a collective bargaining unit. The Company compensates its employees with salaries and fringe benefits that it believes are competitive with the building industry and the local economy. The Company believes that relations with its employees generally are excellent.

Licensing

      The Company is licensed by the State of California as a general building contractor, and this license is essential to its operations. This license must be renewed every two years. The Company's current license expires in July 2002 and the Company expects to renew its license on or before expiration.

ITEM 2. Properties

Current projects

      The table below sets forth certain information relating to the Company's current projects as of December 31, 1999 and certain information relating to the Company's development operations during the previous twelve months.

                                   Units        Units        Units      Units sold    Remaining
                                    sold        under      completed    subject to     units to
                                 12 months   construction  and unsold  construction   construct
                                   ended        as of        as of         as of        as of
 Project                          12/31/99     12/31/99     12/31/99     12/31/99      12/31/99
 -------                        ------------------------------------------------------------------

 1. Antares                          91           1            --            1            --
 2. Summertree Park                  34           29           --           13            --
 3. McGuire Luxury Apartments        --           --           --           --           182
 4. Montserrat Estates               45           --           --           --            --
 5. Montserrat Classics              --           --           --           --           105
 6. Creekside Estates                --           1            --           --            30
 7. Parkland Farms                   35           34           --           11            46
 8. Parc Metropolitan                --          156           --           29           226
 9. Parcwest                         --           --           --           --            68
 10. High Ridge Court                21           37           --           34           112
 11. Saddlerock                      --           2            --           --            92
 12. Templeton Heights               --           --           --           --            25
 13. Mission Gorge                   --           --           --           --            --
                                ------------------------------------------------------------------
                                    226          260           --           88           886
                                ==================================================================

 Total inventory units as of 12/31/99 (including 9 model units)                         1,146
                                                                                     =============

Backlog- As noted in the above table, the total number of units sold subject to construction ("backlog") at December 31, 1999, was 88 units, with gross revenues of such backlog equal to $21,348,100. As of March 12, 2000, the backlog was 166 units, representing $45,750,000 compared to a backlog of 140 units representing $33,180,000 as of March 15, 1999. See also "Management Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of Real Estate Sales for 1999 and 1998.

1. Antares (Del Mar Heights, San Diego County, California)

      The Antares project, formerly Elysian 2, consists of 100 units of single-family detached housing. The project consists of three models ranging from 1,212 to 1,567 square feet with base sales prices before lot premiums or sales incentives of $210,500 to $310,500. As of December 31, 1999, ninety nine of the units closed escrow, and the remaining unit was sold subject to construction. The Company expects the project to be completely sold in the first quarter of 2000.

      The project is located about 20 miles north of San Diego along Interstate
5.

      In 1996, the Company formed DMM with RGC Courthomes, Inc., a California Corporation, ("RGC"). In December, 1996, 100 lots in the Antares project were acquired by DMM. The profits and losses of

DMM are to be distributed between the members as follows, 33.3% to RGC and 66.7% to the Company.

      The Company's construction loans for the 100 units was secured by Imperial Bank in 1997. The loans permitted borrowings by the Company of $17,029,313 on this project and boar interest at the bank's reference rate plus 1.5%. As of December 31, 1999, the loan had been paid in its entirety.

      The Company had an acquisition loan with the Curci-Turner Company on the entire 100 lots of the project. The loan permitted borrowing by the Company of $3,050,000 on this project and boar interest at 12%. The loan contains a profit sharing provision in the amount of 33.3% of "net proceeds" as defined in the agreement. As of December 31, 1999, the loan had been paid in its entirety.

2. Summertree Park (Elk Grove, Sacramento County, California)

      The Summertree Park project consists of 120 units of single-family detached housing. The first phase of 22 units and four models, which product has been discontinued, and second phase of 19 units, the first phase of the new product has been sold in its entirety as of December 31, 1998. The project presently consists of two models ranging from 1,518 to 2,288 square feet with base sales prices, before lot premiums or sales incentives, of $152,900 to $177,900. As of December 31, 1999, 29 units remains in phase five and six (13 units in escrow). The Company expects the project to be completely sold in the second quarter of 2000.

      The project is located about 20 miles south of Sacramento along Highway
99.

      The Company's construction loan for the fifth and sixth phase of construction was secured with Imperial Bank in 1999. The loan permits borrowing by the Company of $4,425,000 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 1999, the outstanding principal of this loan was $1,309,925, and the Company had available $1,999,556. The Company believes these funds are adequate to complete the construction of the fifth and sixth phase of construction.

      The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 120 lots of the project. The loan permits borrowing by the Company of $4,000,000 on this project and bears interest at the prime plus 1.5%. The loan contains a profit sharing provision in the amount of 40% of "net proceeds" as defined in the agreement. As of December 31, 1999, $860,150 of this loan was outstanding.

3. McGuire Luxury Apartments (San Diego, California)

      The McGuire project consists of 182 units of single-family attached housing for lease. The Company entered into a 50 year ground lease agreement with an option to extend 20 additional years and the right of first refusal to purchase the land. The Company is currently in the entitlement process and the development of land. The Company plans to start construction in the current year.

      The project is located about 20 miles north of San Diego along Interstate
5.

      In 1999, the Company formed RGC Carmel Country Associates, LLC, a California limited liability company, ("RGC Carmel") with RGC. The profits and losses of PWA are to be distributed between the members as follows, 50% to RGC and 50% to the Company.

4. Montserrat Estates (Murrieta, Riverside County, California)

      The Montserrat Estates project consists of 119 units of single-family detached housing. The project consists of four models ranging from 2,280 to 3,411 square feet with base sales prices before lot premiums or sales incentives of $174,900 to $242,900. The Company closed escrow on all units as of December 31, 1999.

      The project is located about 65 miles southeast of Los Angeles along Highway 15.

      The Company secured a $752,000 acquisition loan from Oak Properties 24, LLC, the land seller, which bears interest at 4.0%. As of December 31, 1999, the outstanding balance on this loan was paid in its entirety.

      On October 30, 1997, the Company and PICal Housing Associates, L.P. ("PICal") formed Montserrat II, LLC. As part of the formation, Calprop contributed 119 lots of its Montserrat Estates project as well as certain obligations related to the lots, for a basis of $550,000, which approximated book value and fair value. PICal contributed $2,000,000 at the formation and contributed an additional $864,097. Pursuant to the operating agreement of Montserrat II, LLC, losses are allocated 100% first to Calprop until its capital account is zero, then to PICal. Income is allocated first to reverse losses, then to PICal to attain a return on its capital, then to Calprop. As of December 31, 1998, PICal attained its return on capital and accordingly no longer owns ownership interest in Montserrat II, LLC. During February of 1999, an officer of the Company attained one percent ownership in the partnership in exchange for the extension of certain debts. The profits and losses of Mont II are to be distributed between the members as follows, 1% to Partner and 99% to the Company.

      The Company's construction loan on the 36 units in the fourth phase of construction was secured in 1998 with Imperial Bank. The loan permitted borrowing by the Company of $7,034,958 and boar interest at the prime plus 1.0%. As of December 31, 1999, the loan had been paid off in its entirety.

5. Montserrat Classics (Murrieta, Riverside County, California)

      The Montserrat Classics project consists of 105 lots. The Company is planning on building single-family homes averaging 2,280 to 3,411 square feet with average sales prices before lot premiums or sales incentives of $229,900 to $289,900. As of December 31, 1999, the Company had 105 lots under development.

      The project is located about 65 miles southeast of Los Angeles along Highway 15.

      The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 105 lots of the project. The loan permits borrowing by the Company of $3,450,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1999, $3,450,000 of the principal of this loan was outstanding.

6. Mockingbird Canyon (Unincorporated Territory of Riverside County, California)

      The Mockingbird Canyon project consists of 31 lots. The Company is planning on building single-family homes averaging 3,694 to 4,137 square feet with average sales prices before lot premiums or sales incentives of $429,900 to $459,900. As of December 31, 1999, the Company had one model under construction and 30 lots under development.

      The project is located about 90 miles east of Los Angeles and 30 miles south of San Bernardino along Interstate 15.

      The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 31 lots of the project. The loan permits borrowing by the Company of $3,500,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1999, $2,750,000 of the principal of this loan was outstanding.

7. Parkland Farms (Healdsburg, Sonoma County, California)

      The Parkland Farms project, formerly Parkland Hills, consists of 115 units of single-family detached housing. The project consists of three models ranging from 1,488 to 1,926 square feet with base sales prices before lot premiums or sales incentives of $259,900 to $294,900. As of December 31, 1999, the Company had 46 lots under development, 31 units under construction (eleven were in escrow), and three models.

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

      The Company has acquisition/construction loans with the Curci-Turner Company on the entire 115 lots of the project. The loans permits borrowing by the Company of $4,808,201 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1999, the principal balance of the loans totaled $2,999,888.

      The Company's construction loan on the 45 units in the first and second phase of construction was secured in 1998 with Imperial Bank. The loan permits borrowing by the Company of $14,679,000 and bears interest at the prime plus 1.0%. As of December 31, 1999, the outstanding principal of this loan was

$472,984, and the Company had available $1,154,062. The Company believes these funds are adequate to complete the construction of the first two phases of construction.

      The Company's construction loan on the remaining 70 units, phases three through five was secured in 1999 with Imperial Bank. The loan permits borrowing by the Company of $14,155,000 and bears interest at the prime plus 1.0%. As of December 31, 1999, the outstanding principal of this loan was $4,862,281, and the Company had available $8,662,521. The Company believes these funds are adequate to complete the construction of the last three phases of construction.

8. Parc Metropolitan

      The Parc Metropolitan project consists of three separate projects/products, Product A, Product B, and Product C for a total of 382 units.

      Product A consists of 130 lots. The Company is planning on building single-family attached housing. The project consists of two models ranging from 1,404 to 1,764 square feet with base sales prices before lot premiums or sales incentives of $340,000 to $375,000.

      Product B consists of 108 lots. The Company is planning on building single-family attached housing. The project consists of six models ranging from 1,012 to 1,369 square feet with base sales prices before lot premiums or sales incentives of $270,000 to $330,000.

      Product C consists of 144 lots. The Company is planning on building single-family attached housing. The project consists of two models ranging from 1,353 to 1,534 square feet with base sales prices before lot premiums or sales incentives of $320,000 to $360,000.

      The project is located approximately 45 miles south of San Francisco along highway 880 in the Silicon Valley area.

      In 1998, the Company formed RGCCLPO Development Co., LLC, a California limited liability company, ("RGCCLPO") with RGC. In September, 1998, 382 lots in the Metropolitan project were acquired by RGCCLPO. The profits and losses of RGCCLPO are to be distributed between the members as follows, 50% to RGC and 50% to the Company. During 1999, the Company acquired RGC's 50% partnership interest in RGCCLPO to attain 100% ownership as of December 31, 1999.

      The Company acquired the land through seller financing with Ford Motor Company and Ford Motor Land Development Corporation on the entire 382 lots and the land for the Parcwest Apartments project. The original note balance of $12,850,000 bears interest at 9%. As of December 31, 1999, $7,231,714 was outstanding.

      The Company's acquisition and development loan on the entire 382 lots of the project was secured in 1998 with Lowe Enterprises Residential Advisors, ("Lowe"). The loan permits borrowing by the Company of $9,700,000 and bears interest at the prime plus 2.0%. After repayment of principal and interest, Lowe will receive, as participating interest, a 27% IRR calculated on an annual basis. As of December 31, 1999, the outstanding principal of this loan was $9,241,966.

      The Company's construction loan on the first and second phase of construction for Product A was secured with Imperial Bank in 1998. The loan permits borrowing by the Company of $13,773,142 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 1999, the outstanding principal of this loan was $6,503,102, and the Company had available $7,100,829. The Company believes these funds are adequate to complete the construction of the first and second phase of construction.

      The Company's construction loan on the first and second phase of construction for Product B was secured with Imperial Bank in 1999. The loan permits borrowing by the Company of $10,604,352 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 1999, the outstanding principal of this loan was $3,590,862, and the Company had available $6,766,445. The Company believes these funds are adequate to complete the construction of the first and second phase of construction.

      The Company's construction loan on the first and second phase of construction for Product C was secured with Imperial Bank in 1998. The loan permits borrowing by the Company of $12,342,388 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 1999, the outstanding principal of this loan was $3,327,849, and the Company had available $8,705,310. The Company believes these funds are adequate to complete the construction of the first and second phase of construction.

9. Parcwest

      The Parcwest project consists of 68 lots. The Company is in the preliminary planning stages of the project to start construction in 2000.

      The project is located approximately 45 miles south of San Francisco along highway 880 in the Silicon Valley area.

      In 1999, the Company formed PWA Associates, LLC, a California limited liability company, ("PWA") with RGC. In December, 1999, 68 lots in the Parcwest project were acquired by PWA. The profits and losses of PWA are to be distributed between the members as follows, 50% to RGC and 50% to the Company.

10. High Ridge Court

      The High Ridge Court project, formerly Hunters Chase, consists of 170 units of single-family detached housing. The project consists of three models ranging from 1,146 to 1,884 square feet with base sales prices before lot premiums or sales incentives of $139,900 to $186,900.

      The project is located approximately 3 miles west of I-25 in the city of Thornton.

      The Company has an acquisition loan with the Curci-Turner Company on the entire 170 lots of the project. The loan permits borrowing by the Company of $2,500,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1999, $2,196,261 of the principal of this loan was outstanding.

      The Company's acquisition and development loan for the remaining three phases of the project was secured in 1999 with First American Bank Texas. The loan permits borrowing by the Company of $2,041,000 and bears interest at the prime plus 1.0%. As of December 31, 1999, the outstanding principal of this loan was $316,976, and the Company had available $1,503,498. The Company believes these funds are adequate to complete the land development of phases three through five.

      The Company's revolving construction loan on the entire 170 lots of the project was secured in 1998 with First American Bank Texas. The revolving loan permits the Company to have a maximum outstanding balance of $5,000,000 for the construction of the High Ridge and Saddlerock projects. The loan bears interest at the prime plus 1.0%. As of December 31, 1999, the outstanding principal balance of the High Ridge construction loan was $2,241,749.

11. Saddlerock

      The Saddlerock project consists of 94 lots. The Company is planning on building single-family homes ranging from 1,899 to 2,900 square feet with base sales prices before lot premiums or sales incentives of $212,000 to $272,000.

      The project is located adjacent to highway E470 approximately 7 miles east of I-25 in the city of Aurora.

      The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 94 lots of the project. The loan permits borrowing by the Company of $2,350,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 1999, $2,350,000 of the principal of this loan was outstanding.

      The Company's acquisition and development on the entire 94 lots of the project was secured in 1998 with First American Bank Texas. The loan permits borrowing by the Company of $2,606,800 and bears interest at the prime plus 1.0%. As of December 31, 1999, the outstanding principal of this loan was $1,879,436 and the Company had available $291,878. The Company believes these funds are adequate to complete the development of the 94 lots.

      The Company's revolving construction loan on the entire 94 lots of the project was secured in 1998 with First American Bank Texas. The revolving loan permits the Company to have a maximum outstanding balance of $5,000,000 for the construction of the Saddlerock and High Ridge projects. The loan bears interest at the prime plus 1.0%. As of December 31, 1999, the outstanding principal balance of the Saddlerock construction loan was $941,349.

12. Templeton Heights

      The Templeton Heights project consists of 25 lots. The lots are currently in escrow for sale and scheduled to close in February 2000.

      The property is located approximately 5 miles east of I-25 in the city of Colorado Springs.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of Company's security holders during the fourth quarter of 1999.

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

                            First      Second        Third         Fourth
                           Quarter     Quarter      Quarter       Quarter
                           -------     -------      -------       -------

1999 stock price
  range-
    High                   $ 1  5/8    $ 2         $ 2  5/16     $ 2 1/16
    Low                      1  3/8      1 1/2       2             1 9/16

1998 stock price
  range-
    High                    1  1/4       1  3/4      1  7/8        1 5/8
    Low                     1 1/16       1 1/16      1 9/16        1 1/4

As of February 22, 2000, there were 510 record holders of common stock.

Dividends:  There have been no cash dividends declared in the past two years, nor was there a stock dividend declared during 1999 or 1998. The dividend policy, whether cash or stock, is reviewed by the Board of Directors on an annual basis. During 1999, there were no restrictions, as a result of a loan or other agreement, limiting the Company's ability to issue a dividend.

ITEM 6. Selected Financial Data

      The following data should be read in conjunction with the financial statements of the Company and the related notes thereto which are included elsewhere in this Form 10K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is also included elsewhere in this Form 10K.

                FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 1999

                                  1999          1998          1997          1996          1995

SALES AND OPERATING REVENUE    $52,598,849   $33,071,722   $22,908,649   $13,717,126   $17,061,239

NET (LOSS) INCOME                 (752,582)    5,368,006   (1,620,211)   (9,200,342)      $513,381

BASIC (LOSS) INCOME PER
  COMMON SHARE                      $(0.07)        $0.54       $(0.18)       $(1.28)         $0.01

DILUTED (LOSS) INCOME PER
  COMMON SHARE                      $(0.07)        $0.52       $(0.18)       $(1.28)         $0.01

AS OF DECEMBER 31:

TOTAL ASSETS                   $87,817,643   $72,521,889   $30,956,802   $27,533,378   $31,805,263

LONG TERM OBLIGATIONS          $17,201,168   $24,037,842   $14,267,931   $14,993,355   $10,444,731

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

      The Company began experiencing difficulties due to the downturn in the California real estate market during the second quarter of 1990, and through 1996 the Company continued to be impacted by the general economic downturn. In response to these conditions the Company began utilizing marketing programs which included price reductions and incentives to potential buyers. During 1997 however, the California real estate market began to experience a recovery. In general, the Company's products were well received, exemplified by an increase in the number of units sold subject to construction ("backlog") at December 31, 1999, 1998, and 1997 of 88, 123, and 114 units, respectively compared to 33 units as of 1996. Additionally, the Company's sales revenue increased from $22,908,649 in 1997 to $33,071,722 in 1998, and to $52,598,849 in 1999. The
increase in sales revenue between 1997, 1998, and 1999 is primarily attributable to an increase in units available for sale resulting from an increase in production. Units increased from 102 in 1997, 162 in 1998, and to 226 in 1999.

      The Company decreased its gross profit to $2,356,734 in 1999 from $2,627,524 in 1998. As a percentage of gross revenues, gross profit decreased by
3.46 percentage points to 4.48% in 1999 compared to 7.94% in 1998. The significant decrease of gross profit as a percentage of gross revenues during 1999 results from the increase in the number of home sales in the lower profit margin projects Summertree Park and Antares compared to the higher profit margin project Montserrat Estates primarily sold during 1998. In addition, the Cierra Del Lago project which completed construction in early 1998 and all homes were sold in the third quarter of 1998 had incurred warranty costs of approximately $615,000 recognized in 1999. The Company increased its gross profit to $2,627,524 in 1998 from $54,702 in 1997. As a percentage of gross revenues, gross profit increased by 7.7 percentage points to 7.94% in 1998 compared to
 .24% in 1997. The significant increase of gross profit as a percentage of gross revenues during 1998 from 1997 results from the increase in the number of home sales in the higher profit margin projects in 1998 compared to 1997. During 1997, the Company was selling homes in the Cypress Cove and Summertree Park projects both of which had been adjusted for impairment in 1996.

      The 1999 impairment loss on the Summertree Park, Elk Grove project is primarily a result of the introduction of two new product lines during the second quarter of 1999 to increase the absorption rate and these were primarily sold during the third quarter. The increase in sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $2,519,521 during the third quarter of 1999. The Company had 29 remaining units as of December 31, 1999.

Results of operations

      The Company had loss before benefit for income taxes of $2,435,955 in 1999 from income before benefit for income taxes of $594,306 in 1998, and a loss before benefit for income taxes of $1,806,068 in 1997. The net loss suffered in 1999 is primarily a reflection of the recognition of asset impairment of the Summertree Park, Elk Grove project in the amount of $2,519,521. The change from a net loss to a net profit in 1998 is primarily due to increase in profit from operations as the Company began selling homes in its Cierra Del Lago and Montserrat Estates projects. The net loss in 1997 is primarily due to the impact of impairment losses on three projects recognized in 1996 resulting in low gross profit in 1997.

      Gross revenues increased to $52,598,849 in 1999 from $33,071,722 in 1998, up 59%. Gross revenues were $22,908,649 in 1997. In 1999, the Company sold 226 homes, with an average sales price of $232,738. In 1998, the Company sold 162 homes, with an average sales price of $204,146. In 1997, the Company sold 102 homes, with an average sales price of $224,595.

      The overall gross profit percentage before recognition of impairment loss of the Company was 4.5%, 7.9%, and 0.2% in 1999, 1998, and 1997, respectively.

      General and administrative expenses were $2,309,225 in 1999 and $1,752,909 in 1998, up 31.7%. General and administrative expenses were $1,444,096 in 1997. The increase in 1999 from 1998 is the result of an increase in payroll costs, and increased accounting costs due to the growth of the Company.

      Benefit for income taxes of $1,683,373 in 1999 and $4,773,700 in 1998 includes the utilization of unrecognized deferred income tax benefit of $871,745 and $4,800,000, respectively to recognize a deferred tax asset. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards. The realization of the deferred tax asset will require aggregate taxable income of approximately $16,250,000 in future years. Benefit for income taxes in 1997 of $185,857 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1996.

Liquidity and capital resources

      As of December 1999, the Company has loans outstanding to financial institutions, secured by the development projects' trust deeds, with rates ranging from 6.25% to prime plus 2.0% and maturing March 2000 through July 2029. As of December 31, 1999, the outstanding balances owing on these loans totaled $48,216,139.

      As of December 31, 1999, the Company had remaining loan commitments from banks and financial institutions of approximately $44,287,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of December 31, 1999, the Company does not have any material commitments for capital expenditures in 1999.

      Related Party Notes - The Company has the following notes payable to Curci at December 31, 1999 and 1998. Under the terms of certain of the notes payable, Curci participates in "Net Proceeds" from certain projects, as defined in the loan agreement, which is comparable to net profit:

      Project             Profit share         December 31,         December 31,
                                                   1999                 1998
---------------------   -----------------   ------------------   ------------------
Summertree Park               40%                    $860,150           $1,701,894
Antares                       33%                          --            2,816,600
Montserrat                    50%                          --              104,250
Parkland Farms                50%                   2,999,888            3,532,739
High Ridge Court              50%                   2,196,261            2,291,297
Saddlerock                    50%                   2,350,000            2,350,000
Mockingbird Canyon            50%                   2,750,000            2,513,808
Montserrat Classics           50%                   3,450,000                   --
                                            ------------------   ------------------
                                                   14,606,299           15,310,588
                                            ------------------   ------------------
Other:
  Unsecured loans                                   1,604,250            1,400,000
                                            ------------------   ------------------
                                                  $16,210,549          $16,710,588
                                            ==================   ==================

      During 1999, the Company purchased RGC's fifty percent ownership in RGCCLPO. Consideration for the purchase consisted of issuance of a note payable for $2,000,000 and payment of cash of $1,000,000. As of December 31, 1999, the outstanding principal balance on this loan totaled $2,000,000.

      During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due an officer of the Company and a related party of $581,542 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of December 31, 1999, the outstanding principal due an officer of the Company and a related party on these notes was $581,542 and $462,330, respectively. As of December 31, 1998, $581,542 and $472,545 was
outstanding.

      Included in notes payable to related parties is a note payable to Mission Gorge, LLC which bear interest at 12%. Outstanding balances as of December 31, 1999 and 1998 was $2,000,000.

      Included in notes payable to related parties are notes payable to an officer which bear interest at 12%. Outstanding balances as of December 31, 1999 and 1998 were $2,865,611 and $930,000, respectively.

      The Company has other loans from related parties, which provide for interest at 10% per annum and are due on demand. As of December 31, 1999 and 1998 these loans totaled $740,000 and $175,000, respectively.

      As of December 31, 1999, the Company had 11 remaining projects in various stages of development. During 1999, the Company had five producing revenues from completed homes: Summertree Park, Montserrat Estates, Antares, Parkland Farms, and High Ridge Court. As of December 31, 1999, the Montserrat Estates project was completed and all homes were closed in escrow. The remaining six projects, Creekside Estates, Montserrat Classics, Parc Metropolitan, Parcwest Apartments, Saddlerock, and McGuire Luxury Apartments are in the initial stages of development. The Company enters 2000 with 251 homes under construction, of which 88 are sold, and 9 model units. Additionally, the Company has an inventory of 886 lots under development.

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

      Management's plan, with respect to managing cash flow includes the following components: pay off debt that is coming due in 2000, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 2000, management expects to extend the maturity dates of various loans and pay the remaining loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations, including borrowings from existing loan commitments, will be adequate to allow the Company to continue operations throughout 2000.

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

                                                       Principal maturing in:                                        Fair value
                              -------------------------------------------------------------------------
                                                                                                                     December 31,
                                  1999         2000        2001        2002        2003     Thereafter     Total         1998
                              ===================================================================================================
Interest rate sensitive
  liabilities

Variable rate borrowings      $19,198,445  $7,663,835    $         --                                   $26,862,280  $26,862,280

   Average interest rate            8.86%        9.57%                                                        9.06%

Fixed rate borrowings          15,158,506    5,273,353     11,100,654                                    31,532,513   31,532,513

   Average interest rate           11.81%       10.66%          9.00%                                        10.63%
                              ===================================================================================================
                              $34,356,951  $12,937,188   $11,100,654                                    $58,394,793  $58,394,783
                              ===================================================================================================
Weighted average interest
  rate                             10.16%       10.01%          9.00%                                         9.91%
                              ===================================================================================================

      The table below represents the contractual balances of our financial instruments at the expected maturity dates as well as their fair value at December 31, 1999. The expected maturity categories take into consideration actual amortization of principal and does not take into consideration reinvestment of cash. The weighted average interest rate for various liabilities presented are actual as of December 31, 1999.

                                                       Principal maturing in:                                        Fair value
                              -------------------------------------------------------------------------
                                                                                                                     December 31,
                                  2000         2001        2002        2003        2004     Thereafter     Total         1999
                              ===================================================================================================
Interest rate sensitive
  liabilities

Variable rate borrowings      $40,011,138     $314,231                                     $        --  $40,325,369  $40,325,369

   Average interest rate            9.74%        9.50%                                                        9.74%

Fixed rate borrowings          15,863,865   15,886,937                                       1,000,000   32,750,802   32,750,802

   Average interest rate           11.64%       10.58%                                           6.35%       10.96%
                              ===================================================================================================
                              $55,875,003  $16,201,168                                      $1,000,000  $73,076,171  $73,076,171
                              ===================================================================================================
Weighted average interest
  rate                             10.28%       10.56%                                           6.35%       10.29%
                              ===================================================================================================

Year 2000 Issue

      The Company successfully implemented its year 2000 remediation plan for all affected information technology-based systems and other remediation plans related to non-Management Information Systems. Following the arrival of the Year 2000, the Company has not experienced any problems, with devices and raw materials manufactured and/or supplied by third parties. There was no interruption in the Company's ability to build and deliver its products and transact business with its suppliers and customers. The Company has received no notification from vendors regarding Year 2000 issues and the Company continues to monitor its systems and suppliers for any unanticipated issues that may not yet have manifested themselves.

Effects of inflation

     Real estate has long been considered a hedge against inflation, and inflation has often contributed to dramatic growth in property values. During normal markets, the Company has been able to pass increased costs of materials and labor to its buyers by increasing its sales prices. However, growth in property values slowed or reversed during 1996 and 1997 in California, thus preventing the Company from increasing sales prices to cover increased costs. In 1998 and 1999, due to the strength and stability of the economy, the real estate market has experienced increases in sales price and the number of home buyers.

ITEM 8. Financial Statements and Supplementary Data

Page No.  Financial Statements:

    24    Independent Auditors' Report

    25    Consolidated Balance Sheets as of December 31, 1999 and 1998

    26 Consolidated Statements of Operations For Each of the Three Years Ended December 31, 1999

    27 Consolidated Statements of Stockholders' Equity For Each of the Three Years Ended December 31, 1999

    28 Consolidated Statements of Cash Flows For Each of the Three Years Ended December 31, 1999

    30    Notes to Consolidated Financial Statements

          FINANCIAL STATEMENT SCHEDULE:

    42 II - Valuation and Qualifying Accounts -- Three Years Ended December 31, 1999

          Schedules other then listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

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

(b)   Reports on Form 8-K -

      A Current Report on Form 8-K dated March 31, 1999 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its audited consolidated financial statements for the year ended December 31, 1998 and unaudited consolidated financial statements for the quarter ended December 31, 1998, and under item 7(c) a press release announcing Calprop Corporations' 1998 annual and fourth quarter results.

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

      A Current Report on Form 8-K dated November 16, 1999 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended September 30, 1999, and under Item 7(c) a press release announcing Calprop Corporation's 1999 third quarter results.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPROP CORPORATION
---------------------------------
(Registrant)


/s/ Victor Zaccaglin                                          April 13, 2000
---------------------------------                         ----------------------
Victor Zaccaglin,                                                  Date
Chairman of the Board
  and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mark F. Spiro                                              April 13, 2000
--------------------------------                            --------------------
Mark F. Spiro                                                       Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)


/s/ Ronald S. Petch                                            April 13, 2000
--------------------------------                            --------------------
Ronald S. Petch,                                                    Date
President


/s/ E. James Murar                                             April 13, 2000
--------------------------------                            --------------------
E. James Murar                                                      Date
Director


/s/ Mark T. Duvall                                             April 13, 2000
--------------------------------                            --------------------
Mark T. Duvall                                                      Date
Director


/s/ John L. Curci                                               April 13, 2000
---------------------------------                           --------------------
John L. Curci                                                       Date
Director


/s/ Victor Zaccaglin                                            April 13, 2000
---------------------------------                           --------------------
Victor Zaccaglin                                                    Date
Chairman of the Board
Chief Executive Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Calprop Corporation:

      We have audited the accompanying consolidated balance sheets of Calprop Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calprop Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
April 13, 2000

                               CALPROP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

Assets

                                                                     1999              1998
                                                        ------------------------------------
REAL ESTATE UNDER DEVELOPMENT (Notes 3 and 5)                 $79,070,791       $65,282,197
                                                        ------------------------------------
OTHER ASSETS:
    Cash and cash equivalents                                   1,405,663         1,590,403
    Deferred tax asset (Note 6)                                 6,500,000         4,800,000
    Other assets (Note 4)                                         841,189           849,289
                                                        ------------------------------------
          Total other assets                                    8,746,852         7,239,692
                                                        ------------------------------------
                                                              $87,817,643       $72,521,889
                                                        ====================================
Liabilities and Stockholders' Equity

TRUST DEEDS AND NOTES PAYABLE (Note 5)                        $48,216,139       $37,524,507
RELATED PARTY NOTES (Note 5 )                                  24,860,032        20,870,286
                                                        ------------------------------------
     Total trust deeds, notes payable and
         related party notes                                   73,076,171        58,394,793
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                        6,391,621         5,056,010
WARRANTY RESERVES                                                 358,287           284,624
                                                        ------------------------------------
     Total liabilities                                         79,826,079        63,735,427
                                                        ------------------------------------
MINORITY INTERESTS                                                228,191           326,941
                                                        ------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 8):

     Common stock, no par value; $1 stated value,
         20,000,000 shares authorized; 10,293,735
         and 10,284,135 shares issued and outstanding
         at December 31, 1999 and 1998, respectively           10,293,735        10,284,135
     Additional paid-in capital                                25,849,961        25,851,130
     Deferred Compensation (Note 7)                              (170,327)         (241,130)
     Stock Purchase Loans (Note 7)                               (496,934)         (474,134)
     Accumulated deficit                                      (27,713,062)      (26,960,480)
                                                        ------------------------------------
          Total Equity                                          7,763,373         8,459,521
                                                        ------------------------------------
                                                              $87,817,643       $72,521,889
                                                        ====================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                1999            1998            1997
                                                      ------------------------------------------------
DEVELOPMENT OPERATIONS (Note 3):
    Real estate sales                                    $52,598,849     $33,071,722     $22,908,649
    Cost of real estate sales                             50,242,115      30,444,198      22,853,947
                                                      -----------------------------------------------
                                                           2,356,734       2,627,524          54,702
    Recognition of impairment of real estate under
        development (Note 3)                              (2,519,521)
                                                      -----------------------------------------------
        (Loss) income from development operations           (162,787)      2,627,524          54,702

Other income                                                 107,610          87,405          91,738

Other expenses:
    General and administrative                             2,309,225       1,752,909       1,444,096
    Interest expense (Note 5)                                 70,304         135,081         339,766
    Investment property holding costs                                                        185,838
                                                      -----------------------------------------------
       Total other expenses                                2,379,529       1,887,990       1,969,700

Minority interests                                             1,249         232,633         (17,192)
                                                      -----------------------------------------------

(Loss) income before benefit for income taxes             (2,435,955)        594,306      (1,806,068)
Benefit for income taxes (Note 6)                          1,683,373       4,773,700         185,857
                                                      -----------------------------------------------

NET (LOSS) INCOME                                          $(752,582)     $5,368,006     $(1,620,211)
                                                      ===============================================

BASIC (LOSS) INCOME PER SHARE (NOTE 8)                        $(0.07)          $0.54          $(0.18)
                                                      ===============================================
DILUTED (LOSS) INCOME PER SHARE (NOTE 8)                      $(0.07)          $0.52          $(0.18)
                                                      ===============================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                             Common      Stock
                           ----------------------- Additional   Deferred     Stock                     Total
                                                    Paid-In       Comp-     Purchase  Accumulated  Stockholders'
                             Shares     Amount      Capital     ensation     Loans      Deficit       Equity
                           --------------------------------------------------------------------------------------

BALANCE,
January 1, 1997            9,224,585  $9,224,585  $25,911,579   $(68,655)              $(30,708,275)  $4,359,234
  Net loss                                                                               (1,620,211)  (1,620,211)
  Net issuance of shares
    under 1989 stock
    incentive plan
    (Note 7)                  80,200      80,200      (24,673)   (55,527)
  Amortization of
    deferred compensation
    (Note 7)                                                      17,587                                  17,587
                        -----------------------------------------------------------------------------------------
BALANCE,
December 31, 1997          9,304,785   9,304,785   25,886,906   (106,595)               (32,328,486)   2,756,610

  Net income                                                                              5,368,006    5,368,006

  Net issuance of shares
    under 1989 stock
    incentive plan
    (Note 7)                  98,100      98,100       64,725   (162,825)

  Issuance of shares
    upon option
    exercise                 151,250     151,250      (25,827)                                           125,423

  Issuance of shares
    upon executive
    loan (Note 7)            730,000     730,000      (74,674)             $(455,938)                    199,388

  Accrual of interest
    under stock purchase
    loan                                                                     (18,196)                    (18,196)

  Amortization of
    deferred
    compensation
    (Note 7)                                                      28,290                                  28,290
                        -----------------------------------------------------------------------------------------

BALANCE,
December 31, 1998         10,284,135  10,284,135   25,851,130   (241,130)   (474,134)   (26,960,480)   8,459,521

  Net loss                                                                                 (752,582)    (752,582)

  Cancellation of shares
    under 1989 stock
    incentive plan
    (Note 7)                (13,400)     (13,400)                  9,200
  Issuance of shares
    upon option
    exercise                 23,000       23,000       (1,169)                                            17,631

  Accrual of interest
    under stock purchase
    loan                                                                     (22,800)                    (22,800)

  Amortization of
    deferred
    compensation
    (Note 7)                                                      61,603                                  61,603
                        -----------------------------------------------------------------------------------------

BALANCE,
December 31, 1999        10,293,735  $10,293,735  $25,849,961  $(170,327)  $(496,934)  $(27,713,062)  $7,763,373
                        =========================================================================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                   1999              1998              1997
                                                          -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                        $   (752,582)     $  5,368,006      $ (1,620,211)
  Adjustments to reconcile net (loss) income  to net
    cash used in operating activities:
      Minority interests                                          1,249           232,633           (17,192)
      Depreciation and amortization                             121,114            73,414            50,677
      Deferred income taxes                                  (1,700,000)       (4,800,000)
      Recognition of impairment of real estate under
        development                                           2,519,521

      Provision for warranty reserves                           456,283           288,977           207,844
  Change in assets and liabilities
      Decrease (increase) in other assets                        34,284          (261,994)         (203,505)
      Increase in accounts payable and accrued
        liabilities                                           1,335,611         1,740,563           929,102
      Decrease  in warranty reserves                           (382,619)         (292,631)         (180,967)
      Additions to real estate under development            (66,550,230)      (69,400,417)      (26,210,556)
      Cost of real estate sales                              50,242,115        30,444,198        22,853,947
      Accrued interest for executive stock purchase loans       (22,800)          (18,196)
                                                          -------------------------------------------------
          Net cash used in operating activities             (14,698,054)      (36,625,447)       (4,190,861)
                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (85,695)          (77,605)          (21,152)
                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under related party notes                       10,970,840        13,852,845         6,652,968
  Payments under related party notes                         (6,981,094)       (5,701,388)       (6,342,689)
  Borrowings under trust deeds and notes payable             59,300,047        57,750,061        15,318,368
  Payments under trust deeds and notes payables             (48,608,415)      (26,939,363)      (13,616,425)
  Contributions from joint venture partners                                       770,558         2,483,019
  Distributions to joint venture partners                      (100,000)       (2,864,097)         (407,980)
  Proceeds from issuance of common stock                         17,631           324,811
                                                          -------------------------------------------------
      Net cash provided by financing activities              14,599,009        37,193,427         4,087,261
                                                          -------------------------------------------------
  Net (decrease) increase in cash and cash equivalents         (184,740)          490,375          (124,752)
  Cash and cash equivalents at beginning of the year          1,590,403         1,100,028         1,224,780
                                                          -------------------------------------------------
  Cash and cash equivalents at end of the year             $  1,405,663      $  1,590,403      $  1,100,028
                                                           ================================================

                                See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                     1999         1998          1997
                                                               --------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for:

    Interest (net of amount capitalized)                          $57,524     $135,081      $339,766

    Income taxes                                                   21,727       26,300

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Exchange of loan from related party to minority interest                                  $120,000

  Issuance of shares in exchange for executive loans
    to officers                                                                162,825

  Receipt of executive loans in exchange for issuance
    of shares                                                                  455,938

  Sale of the Victorville property                                           2,975,982

  Reduction of debt related to the
   sale of the Victorville property                                          2,975,982

  Acquisition of 50% interest in joint venture in
    exchange for cash and a note payable of
    $2,000,000                                                  2,000,000

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

(1)   Organization

            Nature of operations - Calprop Corporation ("the Company"), a California Corporation, constructs and sells single-family detached and attached homes and townhomes as part of condominiums or planned unit developments in California and Colorado. As of December 31, 1999, the Company had eleven residential housing projects in various stages of development, consisting of 251 homes under construction (88 were in escrow), 886 lots under development, and 9 model homes used in selling the various types of housing developed. The Company's products range from homes for first-time buyers to custom homes.

            Basis of consolidation - The accompanying financial statements include the accounts of Calprop Corporation and all its subsidiaries.

            The Company has consolidated the financial statements of the following entities:

--------------------------------------------------------------------------------------------------------
                                        Ownership interest at
                Entity                    December 31, 1999                Development
--------------------------------------------------------------------------------------------------------
Colorado Pacific Homes, Inc. ("CPH")             80%          Real estate in the state of Colorado

DMM Development, LLC ("DMM")                     50%          Cierra del Lago and Antares projects,
                                                              California

Montserrat Development Co., LLC ("MDC")        99-100%        Montserrat project, California

Montserrat II, LLC ("Mont II")                   99%          Montserrat Estate project, California

Parkland Farms Development Co., LLC              99%          115 lots in Healdsburg, California
("Parkland")

RGCCLPO Development Co., LLC ("RGCCLPO")        100%          382 lots in Milpitas, California

PWA Associates, LLC ("PWA")                      50%          68 unit apartment in Milpitas, California

RGC Carmel Country Associates, LLC ("RGC         50%          182 townhomes for lease in San Diego,
Carmel")                                                      California.
--------------------------------------------------------------------------------------------------------

            DMM: The Company is entitled to receive two-thirds of the profits of DMM, and the other owner, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of the profits.

            MDC: MDC was formed February 10, 1997 by the Company and an officer of the Company. The Company received ninety-nine percent of the profits from the development of the first 24 lots and one hundred percent of the profits from the development of 29 additional lots. The project was completed and the entity was dissolved during 1998.

            Mont II: Pursuant to the operating agreement of Mont II, income was allocated first to PICal Housing Associates, L.P. ("PICaL") to obtain the return of its capital. Subsequent income is allocated 100% to the Company.

            Parkland: Pursuant to the operating agreement of Parkland, Calprop is entitled to receive ninety-nine percent of the profits of Parkland, and the other member, an officer of the Company, is entitled to receive the remaining one percent of the profits.

            RGCCLPO: Pursuant to the operating agreement of RGCCLPO, Calprop was entitled to receive fifty percent of the profits of RGCCLPO, and the other member, RGC, was entitled to receive the

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

            remaining fifty percent of the profits. During December 1999, Calprop purchased all of RGC's ownership interest in RGCCLPO.

            As a result of the consolidations, the Company has recorded minority interest of $228,191 and $326,941 as of December 31, 1999, and December 31, 1998, respectively.

(2)   Summary of Significant Accounting Policies

            Revenue and cost recognition - Revenue from real estate sales and related costs are recognized at the close of escrow, when title passes to the buyer. Cost of real estate sales is based upon the relative sales value of units sold to the estimated total sales value of the respective projects.

            The Company reviews the carrying value of its real estate developments for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. During 1999, the Company recorded an impairment loss of $2,519,521 (Note 3).

            Cash and cash equivalents - For purposes of the statement of cash flows, cash and cash equivalents include readily marketable securities with an original maturity of 90 days or less.

            Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the income tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

            Office Equipment and other - Office equipment and other is stated at cost less accumulated depreciation. Equipment is depreciated utilizing the straight-line method over its estimated useful life of five years.

            Warranty reserves - The Company provides a one-year warranty to purchasers of single-family homes. The Company accrues estimated warranty costs on properties as they are sold. Estimated warranty costs are based on actual warranty costs.

            In addition, to the Company's one-year warranty, California law provides the Company's customers certain implied warranties, the scope and duration of which exceed the Company's express warranties. The Company requires its subcontractors to indemnify the Company in writing and requires the insurance of the subcontractor to provide that the Company is a primary insured on their insurance policy and an additional insured from its subcontractors for liabilities arising from their work, except for liability arising through the sole negligence or willful misconduct of the Company or from defects in designs furnished by the Company. Nevertheless, the Company is primarily liable to its customers for breach of warranty. The Company has builder's product liability insurance coverage which it believes to be adequate in light of the Company's claims history.

            Employee Stock Plans - The Company adheres to APB Opinion No. 25 to account for its stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share consistent with SFAS No. 123, "Accounting for Stock Based Compensation."

            Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

            financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Segment Information - The Company is in one business segment, the residential housing industry, and as a result, substantially all of the assets of the Company are devoted to that segment and accordingly do not provide additional segment disclosure.

            Reclassifications - Certain prior year amounts have been reclassified to conform to the 1999 presentation.

            Fair Value of Financial Instruments - Management believes the recorded value of notes payable to financial institutions approximate the fair market value as a result of variable interest rates and short term durations. Management also believes that it is not practical to estimate the fair value of related party notes.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

(3)   Real Estate Under Development

      Real estate under development at December 31, 1999 and 1998 is summarized as follows:

                                                    1999                        1998
                                              ---------------------------------------------------------
                                                  Amount      Units/Lots       Amount      Units/Lots
                                              ---------------------------------------------------------
Single-family residences                         $19,822,171         111      $27,653,597         184

Townhomes                                         14,503,476          41        2,731,232          12

Apartments                                           251,949
                                              ---------------------------------------------------------
Total single family residences                    34,577,596         152       30,384,829         196

Land under development                            41,980,927         994       32,417,774         918
                                              ---------------------------------------------------------
Total real estate under development before
  investment in joint venture                     76,558,523       1,146       62,802,603       1,114

Investment in joint venture                        2,512,268                    2,479,594
                                              ---------------------------------------------------------
Total real estate under development              $79,070,791       1,146      $65,282,197       1,114
                                              =========================================================

Investment in joint venture represents the Company's investment in Mission Gorge, LLC. In 1996, Mission Gorge, LLC, a California limited liability company, was formed and the Company transferred its Mission Gorge property to the joint venture. In connection with the formation, the Curci-Turner Company ("Curci"), exchanged a $2,000,000 note receivable from the Company for a 50% ownership interest in Mission Gorge, LLC. A principal of the Curci-Turner Company is a stockholder of the Company.

Development operations in 1999, 1998 and 1997 are summarized as follows:

                                                      1999                   1998                  1997
                                             ----------------------------------------------------------------------
REAL ESTATE SALES:                                  Amount     Units       Amount     Units       Amount     Units
                                             ----------------------------------------------------------------------
  Single-family residences                      $52,598,849     226     $33,071,722    162     $14,283,509     71

  Townhomes                                                                                      8,625,140     31
                                             ----------------------------------------------------------------------
     Total Sales                                 52,598,849     226      33,071,722    162      22,908,649    102

COST OF REAL ESTATE SALES:

  Single-family residences                       49,576,788              30,124,006             14,090,308

  Townhomes                                         198,089                  31,215              8,555,795

  Apartments                                         10,956

  Warranty                                          456,282                 288,977                207,844
                                             --------------           -------------          -------------
     Total Cost of Sales                         50,242,115              30,444,198             22,853,947

Recognition of impairment of real estate
  under development                              (2,519,521)
                                             --------------           -------------          -------------

(Loss) income from development operations         $(162,787)             $2,627,524                $54,702
                                             ==============           =============          =============

During 1999, the Company recorded an impairment loss on its Summertree Park, Elk Grove project of $2,519,521. The impairment loss on the Summertree Park, Elk Grove project was primarily a result of a slower absorption caused by a sagging real estate market in the Sacramento area since the inception of the project. The Company introduced two new product lines at the Summertree Park, Elk Grove project during the second quarter of 1999 to

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

increase the absorption rate and these were primarily sold during the third quarter. The increase in sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $2,519,521 during the third quarter.

(4)   Other Assets

      Other assets at December 31, 1999 and 1998 are as follows:

                                     Interest Rate     Outstanding  Balance
                                     -------------  ----------------------------
                                                         1999            1998
                                                    ----------------------------
Trust deeds receivable                10%-12%           $118,853       $132,240

Less reserve                                             (50,000)       (50,000)
                                                    ----------------------------
Net trust deeds receivable                                68,853         82,240

Related party receivable                                  70,000

Deposits in escrow                                         1,000        225,000

Office equipment and other, net of
accumulated depreciation of $182,823
and $123,312 as of December 31, 1999
and 1998, respectively                                   617,117        453,274

Prepaid expenses                                          84,219         88,775
                                                    ----------------------------
Other assets                                            $841,189       $849,289
                                                    ============================

      The trust deeds receivable are collateralized by lots, houses, and condominium units sold by the Company, and mature from 2013 to 2014.

(5)   Trust Deeds, Notes Payable and Related Party Notes

      Trust deeds, notes payable and related party notes as of December 31, 1999 and 1998 are as follows:

                                                               Balance
                                                    ----------------------------
                                                         1999          1998
                                                    ----------------------------
Trust Deeds and Notes Payable:

Notes payable to financial institutions, secured by
development projects' trust deeds - variable rates
ranging from 6.25% to prime + 2.0%, (10.50% at
December 31, 1999); maturing March 2000 through
July 2029                                             $48,216,139    $37,524,507
                                                    ============================
Related Party Notes:

Notes payable to related parties, secured by
development projects' trust deeds - rates of
prime + 1.5%, (10% at December 31, 1999) and 12%;
maturing on demand through December 2001              $16,606,299    $17,310,588

Notes payable to related parties, unsecured - rates
of 10% and 12%; maturing on demand through
December 2001                                           8,253,733      3,559,698
                                                    ----------------------------
Total related party notes                             $24,860,032    $20,870,286
                                                    ============================

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

      As of December 31, 1999, the Company had remaining loan commitments from banks and financial institutions of approximately $44,287,000 which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      Related Party Notes - The Company has the following notes payable to Curci at December 31, 1999 and 1998. Under the terms of certain of the notes payable, Curci receives interest and participates in "Net Proceeds" from certain projects, as defined in the loan agreement, which is comparable to net profit:

            Project          Profit share     December 31,     December 31,
                                                   1999            1998
      -------------------   --------------   --------------   --------------
      Summertree Park             40%              $860,150       $1,701,894

      Antares                     33%                              2,816,600

      Montserrat                  50%                                104,250

      Parkland Farms              50%             2,999,888        3,532,739

      High Ridge Court            50%             2,196,261        2,291,297

      Saddlerock                  50%             2,350,000        2,350,000

      Mockingbird Canyon          50%             2,750,000        2,513,808

      Montserrat Classics         50%             3,450,000
                                             --------------   --------------
                                                 14,606,299       15,310,588
                                             --------------   --------------
      Other:

        Unsecured loans                           1,604,250        1,400,000
                                             --------------   --------------
      Total - Curci                             $16,210,549      $16,710,588
                                             ==============   ==============

      Other Related Parties

      During 1999, the Company purchased RGC's fifty percent ownership in RGCCLPO. Consideration for the purchase consisted of issuance of a note payable for $2,000,000 and payment of cash of $1,000,000. As of December 31, 1999, the outstanding principal balance on this loan totaled $2,000,000.

      During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due an officer of the Company and a related party of $581,542 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of December 31, 1999, the outstanding principal due on these notes was $581,542 and $462,330, respectively.

      As of December 31, 1999, the Company had loans, which provide for interest at 10% and in which certain loans are due on demand from related parties. As of December 31, 1999, these loans totaled $740,000.

      Included in notes payable to related parties are notes payable to an officer which bear interest at 12%. Outstanding balances as of December 31, 1999 and 1998 were $2,865,611 and $930,611, respectively.

      Aggregate future principal payments due on trust deeds payable, notes payable and related party notes are as follows:

                     Years Ended
                     December 31,
                     -----------------------------------------
                     2000                          $55,875,003
                     2001                           16,201,168
                     Thereafter                      1,000,000

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                     -----------------------------------------
                     Total                         $73,076,171
                     =========================================

      During 1999, 1998 and 1997, the Company paid interest of $2,124,618, $1,446,132 and $1,081,847, respectively, on loans from related parties. The Company capitalized interest of approximately $2,067,094, $1,311,051 and $742,081 for 1999, 1998 and 1997, respectively.

(6)   Income Taxes

      The benefit for income taxes consisted of the following:

                                                Year Ended December 31,
                                       ----------------------------------------
                                           1999          1998         1997
                                       ----------------------------------------
    Current income tax expense               $16,627       $26,300

    Net deferred income tax benefit      (1,700,000)   (4,800,000)    $(185,857)
                                       ----------------------------------------
                                        $(1,683,373)  $(4,773,700)    $(185,857)
                                       ========================================

      During the year ended December 31, 1999 and 1998, the Company reduced the deferred tax valuation allowance to recognize a deferred income tax benefit of $1,700,000 and $4,800,000, respectively. The deferred tax benefit is based upon expected utilization of net operating loss carryforwards. The realization of the deferred tax asset will require aggregate taxable income of approximately $16,250,000 in future years.

      The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $6,500,000 of deferred tax assets will be realized.

      As of December 31, 1999, the Corporation had net operating loss carryforwards for federal and state income tax purposes of approximately $23,000,000 and $6,400,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2013, and from 2000 through 2003, respectively.

      Benefit for income taxes in 1997 of $185,857 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1996.

      The deferred income tax assets, resulting from differences between accounting for financial statements purposes and tax purposes, less valuation allowance, are as follows:

                                    1999             1998             1997
                               ------------------------------------------------
 Inventory reserves                $1,128,000        $927,000        $3,758,000
 Warranty reserves and others         218,000         218,000           391,000
 State net operating loss             376,000         886,000         1,700,000
 Net operating loss                 7,768,000       8,500,000         5,282,000
                               ------------------------------------------------
                                    9,490,000      10,531,000        11,131,000
 Valuation allowance               (2,990,000)     (5,731,000)      (11,131,000)
                               ------------------------------------------------
                                   $6,500,000      $4,800,000      $         --
                               ================================================

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

      The following is a reconciliation of the federal statutory rate to the Company's effective rate for 1999, 1998, and 1997:

                                                   1999                       1998                        1997
                                      ----------------------------------------------------------------------------------
                                             Amount   Percentage        Amount   Percentage         Amount   Percentage

                                      ----------------------------------------------------------------------------------
Statutory rate                            $(828,225)        (34)%     $202,064          34%     $(550,872)        (34%)
Utilization of NOL                                                    (202,064)        (34%)
State franchise tax, net of federal
tax benefit                                  16,627          .7%        26,300         4.4%
Utilization of unrecognized deferred
    income tax benefit                     (871,745)      (35.8%)   (4,800,000)     (807.6%)
Increase in valuation allowance                                                                   550,872          34%
                                      ----------------------------------------------------------------------------------
                                        $(1,683,373)      (69.1%)  $(4,773,700)     (803.2%)     $     --          --
                                      ==================================================================================

(7)   Qualified and Non-Qualified Stock Option Plans

      The Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation costs have been recognized for its fixed stock option plans during 1997, 1998, and 1999. The compensation cost that has been charged against income for its stock incentive plan was $61,602 in 1999, $28,290 in 1998 and $17,587 in 1997. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been adjusted to the pro forma amounts indicated below:

                                                           1999         1998           1997
                                                           ----         ----           ----
      Net (loss) income to
        common shareholders:             As reported   $  (752,582)  $5,368,006    $(1,620,211)
                                         Pro forma     $(1,047,863)  $5,079,334    $(1,737,223)

      Diluted (loss) income per share:   As reported      $(0.07)      $0.52          $(0.18)
                                         Pro forma        $(0.10)      $0.49          $(0.19)

      The 1983 Stock Option Plan authorized an aggregate of 653,006 (adjusted for stock dividends) shares of common stock to be reserved for grant. The 1983 Stock Option Plan expired in September, 1993. Changes in the 1983 Stock Option Plan are summarized as follows:

                                          1999                       1998                       1997
                                ------------------------   ------------------------   ------------------------
                                             Weighted-                  Weighted-                  Weighted-
                                             Average                    Average                    Average
                                             Exercise                   Exercise                   Exercise
                                  Shares     Price           Shares     Price           Shares     Price
                                ------------------------   ------------------------   ------------------------
Outstanding, beginning of year     64,000    $2.89           154,500    $1.72           294,500    $1.41

Granted

Exercised                            (500)   $2.50           (90,000)   $0.88

Canceled                                                        (500)   $2.50          (140,000)   $1.07
                                ------------------------   -------------------------  ------------------------
Outstanding, end of year           63,500    $2.89            64,000    $2.89           154,500    $1.72
                                ========================   =========================  ========================
Exercisable, end of year           48,500                     44,000                    129,500
                                ===============            ==============             ===============

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

      The 1993 Stock Option Plan, (amended by the shareholders May 20, 1999) authorizes an aggregate of 2,000,000 shares of the Company's common stock to be reserved for grant. The options fully vest a year from the date of grant. Changes in the 1993 Stock Option plan are summarized as follows:

                                          1999                       1998                       1997
                                ------------------------   ------------------------   ------------------------
                                             Weighted-                  Weighted-                  Weighted-
                                             Average                    Average                    Average
                                             Exercise                   Exercise                   Exercise
                                  Shares     Price           Shares     Price           Shares     Price
                                ------------------------   ------------------------   ------------------------
Outstanding, beginning of year      659,000   $1.13          1,162,000   $0.85             872,250   $0.90
Granted                             260,350   $1.56            274,900   $1.63             297,000   $0.71
Exercised                           (43,300)  $0.89           (766,250)  $0.89
Canceled                             (7,750)  $1.63            (11,650)  $0.77              (7,250)  $0.87
                               -------------------------   -------------------------  ------------------------
Outstanding, end of year            868,300   $1.27            659,000   $1.13           1,162,000   $0.85
                               =========================   =========================  ========================
Exercisable, end of year            607,950                    384,100                     865,000
                               =============               ==============             ===============
Available for grant, end
of year                             320,650                    83,250                      339,500
                               =============               ==============             ===============

      The following table summarizes information about the outstanding options at December 31, 1999, from the Company's 1983 and 1993 stock option plans:

                                    Options Outstanding                         Options Exercisable
                    ----------------------------------------------------- --------------------------------
                        Number      Weighted-Average                           Number
     Range of         Outstanding       Remaining       Weighted-Average     Exercisable  Weighted-Average
 Exercise Prices      at 12/31/99   Contractual Life     Exercise Price      at 12/31/99   Exercise Price
------------------- ----------------------------------------------------- --------------------------------
  $0.69 to $0.96          299,800       5.8 years            $0.72               299,800       $0.72
  $1.00 to $1.88          568,500       9.1 years            $1.56               308,150       $1.56
  $2.50 to $3.00           63,500       2.2 years            $2.89                48,500       $2.86
                    ----------------------------------------------------- --------------------------------
  $0.69 to $3.00          931,800       7.6 years            $1.38               656,450       $1.27
                    ======================================================================================

      The 1989 Executive Long-Term Stock Incentive Plan , (amended by the shareholders May 23, 1996) authorizes an aggregate of 500,000 (adjusted for stock dividends) shares of the Company's common stock to be reserved for awards to key employees of the Company. The stock, once granted to the key employees, vests at 20 percent a year from the date of grant. The non-vested shares represent unearned compensation. The 1989 Executive Long-Term Incentive Plan expired in May, 1999. Changes in the 1989 Executive Long-Term Stock Incentive plan are summarized as follows:

                                                1999         1998          1997
                                        ----------------------------------------
Issued shares, beginning of year             435,680      337,580       257,380

Issued                                                    103,500        82,000

Returned at termination of employment        (13,400)      (5,400)       (1,800)
                                        ----------------------------------------
Issued shares, end of year                   422,280      435,680       337,580
                                        ========================================
Vested, end of year                          287,080      229,180       174,180
                                        ========================================

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

Available for award, end of year                  --       65,320       158,840
                                        ========================================

      Included as a separate deduction of stockholder's equity is deferred compensation relating to this plan of $170,327 and $241,130 as of December 31, 1999, and 1998, respectively.

      The 1992 Director Stock Option Plan authorizes an aggregate amount of 100,000 shares to be granted. Each year, the directors that are members of the stock option committee are granted options to buy 7,500 shares at the market price at the date of grant, exercisable one year after grant, and expire 10 years after the grant date. During 1997, 1998 and 1999, 15,000 shares, 15,000 shares and 15,000 shares, respectively, were granted under this plan at an exercise prices of $0.44, $1.13 and $1.63 per share, respectively. The exercise prices represent the market price at the date of grant. At December 31, 1999, 22,500 shares were outstanding related to this plan.

      In 1996, the Company issued warrants to purchase 150,000 shares of common stock. As of December 31, 1999, 150,000 warrants were outstanding.

      The weighted-average fair value of the options granted during 1999, 1998 and 1997 is $0.98, $1.28 and $0.60, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.5 percent for all years; dividend yield of zero percent for all years; expected lives of 9.7, 9.7, and 8.1 years; and volatility of 28, 61, and 106 percent.

      Options to purchase 1,104,300 and 875,500 shares of common stock were outstanding during 1999 and 1998, respectively. For the years ended December 31, 1999 and 1997, options were not included in the computation of diluted net loss per common share because the effect would be antidilutive to the net loss in the period. However, for the year ended December 31, 1998, 328,900 options and warrants were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

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

      On October 15, 1998, one officer of the Company exercised options to purchase a total of 10,000 shares of common stock with a weighted-average exercise price of $0.8125 per share. The Company received a note receivable for $8,125 from the officer as a result of the exercise of these options. The note receivable accrues interest at 4.987% and mature on October 15, 2001 and is guaranteed by the officer.

      As of December 31, 1999 and 1998, accrued interest for the stock purchase loans was $40,996 and $18,196, respectively.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

(8)   Earnings Per Share

      The following table sets forth the computation of basic and diluted net
      (loss) income per common share:

                                                    1999           1998            1997
                                               -------------------------------------------
Numerator:

     Net (loss) income                            $(752,582)    $5,368,006    $(1,620,211)
                                               -------------------------------------------
     Numerator for basic and diluted
     net (loss) income per share                  $(752,582)    $5,368,006    $(1,620,211)
                                               ===========================================
Denominator for basic net (loss) income
  per share                                      10,289,852     10,005,565       9,242,386

  Effect of dilutive stock options                                 275,730
                                               -------------------------------------------
Denominator for dilutive net (loss) income
  per share (weighted average
  outstanding shares)                            10,289,852     10,281,295       9,242,386
                                               ===========================================
Basic net (loss) income per share                    $(0.07)         $0.54         $(0.18)
                                               ===========================================
Diluted net income per share                         $(0.07)         $0.52         $(0.18)
                                               ===========================================

(9)   Commitments and Contingencies

      There are several legal actions and claims pending against the Company. Based on the advice of legal counsel, management believes that the ultimate liability, if any, which may result from any of these lawsuits will not materially affect the financial position or results of operations of the Company.

      The Company has operating leases that expire through 2003. Future minimum rent as of December 31, 1999, is $134,779 in 2000, $107,750 in 2001,
      $31,004 in 2002, and $18,085 in 2003, for a total of $291,619. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $159,431, $137,854, and $127,667, respectively.

(10)  Quarterly Financial Data - (unaudited)

      Year Ended December 31, 1999

                                        First        Second          Third        Fourth
                                 --------------------------------------------------------
Sales                              $7,782,859   $18,381,700    $15,730,888   $10,703,402
                                 ========================================================
Income (loss) from development
  operations                         $736,453      $511,209   $(1,889,442)      $478,993
                                 ========================================================
Net income (loss)                    $328,193       $74,834       $927,006   $(2,082,615)
                                 ========================================================
Basic income (loss) per share           $0.03         $0.01          $0.09       $(0.20)
                                 ========================================================
Diluted income per share                $0.03         $0.01          $0.09       $(0.20)
                                 ========================================================

      During the fourth quarter, the Company recorded a deferred tax expense of $1,700,000

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

Year Ended December 31, 1998

                                        First        Second          Third        Fourth
                                 -------------------------------------------------------
Sales                              $2,805,786    $7,632,478    $12,020,548   $10,612,910
                                 =======================================================
(Loss) income from development
  operations                         $(82,503)     $699,992     $1,122,684      $887,351
                                 =======================================================
Net (loss) income                   $(494,163)     $105,667     $2,896,652    $2,859,850
                                 =======================================================
Basic (loss) income per share          $(0.05)        $0.01          $0.29         $0.28
                                 =======================================================
Diluted income per share               $(0.05)        $0.01          $0.27         $0.27
                                 =======================================================

                               CALPROP CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   For the three years ended December 31, 1999

                                                                    Trust Deeds
                                                    Warranty         Receivable
                                                 -------------------------------
Balance January 1, 1997                               $261,401           $50,000
     Additions charged to operations                   207,844               ---
     Reductions                                      (180,967)               ---
                                                 ------------------------------
Balance December 31, 1997                              288,278            50,000
     Additions charged to operations                   288,977               ---
     Reductions                                      (292,631)               ---
                                                 ------------------------------
Balance December 31, 1998                              284,624            50,000
     Additions charged to operations                   456,282               ---
     Reductions                                      (382,619)               ---
                                                 ------------------------------
Balance December 31, 1999                             $358,287           $50,000
                                                 ==============================

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

CALPROP CORPORATION
-----------------------------
(Registrant)


                                                             April 13, 2000
-----------------------------                            -----------------------
Victor Zaccaglin,                                                Date
Chairman of the Board
  and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                             April 13, 2000
-----------------------------                            -----------------------
Mark F. Spiro                                                    Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)


                                                             April 13, 2000
-----------------------------                            -----------------------
Ronald S. Petch                                                  Date
President


                                                             April 13, 2000
-----------------------------                            -----------------------
E. James Murar                                                   Date
Director


                                                              April 13, 2000
-----------------------------                            -----------------------
Mark T. Duvall                                                   Date
Director


                                                              April 13, 2000
-----------------------------                            -----------------------
John L. Curci                                                    Date
Director


                                                              April 13, 2000
-----------------------------                            -----------------------
Victor Zaccaglin                                                 Date
Chairman of the Board
Chief Executive Officer