Form 10-Q
period 2000-03-31
CALPROP CORP
filed 2000-05-15
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2000 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from __________ to __________

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

Number of shares outstanding of each of Registrant's classes of common stock, as of April 13, 2000:

                                                                Number of Shares
Title of Each Class                                             Outstanding
-------------------                                             ----------------

Common Stock, no par value                                      10,290,535

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

      Set forth is the unaudited quarterly report for the quarters ended March 31, 2000 and 1999, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     March 31,      December 31,
                                                          2000              1999
                                                   (Unaudited)
                                                   -----------      ------------

Real estate under development                      $86,005,858       $79,070,791

Other assets:
  Cash and cash equivalents                            953,862         1,405,663
  Prepaid expenses                                      69,454            84,219
  Deferred tax asset (note 2)                        6,500,000         6,500,000
  Other assets                                         798,227           756,970
                                                   -----------       -----------
     Total other assets                              8,321,543         8,746,852
                                                   -----------       -----------

                                                   $94,327,401       $87,817,643
                                                   ===========       ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,   December 31,
                                                           2000           1999
                                                    (Unaudited)
                                                    -----------    -----------

Trust deeds and notes payable                       $55,106,332    $48,216,139
Related party notes                                  24,194,797     24,860,032
                                                    -----------    -----------
     Total trust deeds, notes payable and related    79,301,129     73,076,171
       party notes
Accounts payable and accrued liabilities              7,368,062      6,391,621
Warranty reserves                                       473,591        358,287
                                                    -----------    -----------
     Total liabilities                               87,142,782     79,826,079

Minority interests (note 4)                                            228,191

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,290,535 and
      10,293,735 shares at March 31, 2000 and        10,290,535     10,293,735
      December 31, 1999, respectively
  Additional paid-in capital                         25,849,961     25,849,961
  Deferred compensation                                (167,127)      (170,327)
  Stock purchase loans                                 (502,603)      (496,934)
  Accumulated deficit                               (28,286,147)   (27,713,062)
                                                    -----------    -----------
     Total stockholders' equity                       7,184,619      7,763,373
                                                    -----------    -----------

                                                    $94,327,401    $87,817,643
                                                    ===========    ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                             2000           1999
                                                         -----------    -----------
Development operations:
  Real estate sales                                       $7,583,363     $7,782,859
  Cost of real estate sales                                7,906,202      7,046,406
                                                          ----------     ----------
(Loss) income from development operations                   (322,839)       736,453

Other income                                                  38,051         25,203

Other expenses:
  General and administrative                                 636,005        359,560
  Interest                                                    16,762          8,016
                                                          ----------     ----------
Total other expenses                                         652,767        367,576

Minority interests (note 4)                                 (226,393)        65,887

(Loss) income before benefit for income taxes               (711,162)       328,193
Benefit for income taxes (note 2)                            138,077
                                                          ----------     ----------
Net (loss) income                                          ($573,085)      $328,193
                                                          ==========     ==========

Basic and diluted net (loss) income per share (note 3)        ($0.06)         $0.03
                                                              =======         =====

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                            $(573,085)       $328,193
     Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
         Minority interests                                        (226,393)         65,887
         Depreciation and amortization                               15,486          13,762
         Provision for warranty reserves                            (27,595)         66,006
     Change in assets and liabilities:
         (Increase) decrease in other assets                        (49,501)         95,682
         Decrease in prepaid expenses                                14,765          13,397
         Increase (decrease) in accounts payable and                976,441      (1,160,845)
         accrued liabilities
          Increase in warranty reserve                              142,899          36,404
         Additions to real estate under development             (14,841,270)    (14,031,077)
         Cost of real estate sales                                7,906,203       7,046,406
         Accrued interest for executive stock purchase loans         (5,669)         (5,607)
                                                               ------------    ------------
               Net cash used in operating activities             (6,667,719)     (7,531,792)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                            (7,242)        (13,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related party notes                         2,000,000       1,595,119
     Payments under related party notes                          (2,665,235)       (627,114)
     Borrowings under trust deeds and notes payable              13,705,226      12,405,592
     Payments under trust deeds and notes payable                (6,815,033)     (6,206,157)
     Distributions to joint venture partner                          (1,798)             --
                                                               ------------    ------------
               Net cash provided by financing activities          6,223,160       7,167,440
                                                               ------------    ------------
     Net decrease in cash and cash equivalents                     (451,801)       (378,118)
     Cash and cash equivalents at beginning of periods            1,405,663       1,590,403
                                                               ------------    ------------
     Cash and cash equivalents at end of periods                   $953,862      $1,212,285
                                                               ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the periods for -
         Interest (net of amount capitalized)                       $16,762          $8,016

         Income taxes                                                $3,411

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Cancellation of non-vested shares under 1989 stock
         incentive plan                                              $3,200

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                      PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

Note 1: Basis of presentation and significant accounting policies

      The unaudited, condensed, financial statements included herein have been prepared by the registrant pursuant to the instructions to Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnote disclosure required by generally accepted accounting principles. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary to summarize fairly the financial position of Calprop Corporation ("the Company") and results of operations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K, particularly with regard to disclosures relating to major accounting policies.

      The results of operations for the three months ended March 31, 2000 may not be indicative of the operating results for the year ending December 31, 2000.

Note 2: Income taxes

      As of March 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $24,000,000 and $6,400,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2013, and from 2000 through 2003, respectively.

      Benefit for income taxes in 2000 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994 of $141,488.

Note 3: Earnings per share

      The following table sets forth the computation of basic and diluted net
      (loss) income per share:

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2000          1999
                                                       ----------    -----------

      Net (loss) income                                 $(573,085)      $328,193
                                                       ==========    ===========

      Weighted average shares  for basic net
         (loss) income per share                       10,291,673     10,281,447
         Effect of dilutive stock options                      --        301,298
                                                       ----------    -----------
      Weighted average shares for dilutive net
      income per share                                 10,291,673     10,582,745
                                                       ==========    ===========

      Basic net (loss) income per share                    $(0.06)         $0.03
                                                       ==========    ===========
      Diluted net (loss) income per share                  $(0.06)         $0.03
                                                       ==========    ===========

      Options to purchase 1,104,300 and 859,250 shares of common stock were outstanding as of March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, options were not included in the computation of diluted net loss per common share because the effect would be antidilutive to the net loss in the period. However, for the three months ended March 31, 1999, 320,650 options were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

Note 4: Minority interest

      The Company has consolidated the financial statements of the following entities:

      ------------------------------------------------------------------------------------------------------------
                         Entity                  Ownership interest at                   Development
                                                    March 31, 2000
      ------------------------------------------------------------------------------------------------------------
      Colorado Pacific Homes, Inc. ("CPH")                80%            Real estate in the state of Colorado
      DMM Development, LLC ("DMM")                        50%            Cierra del Lago and Antares projects,
                                                                         California
      Montserrat II, LLC ("Mont II")                      99%            Montserrat Estate project, California
      Parkland Farms Development Co., LLC                 99%            115 lots in Healdsburg, California
      ("Parkland")
      RGCCLPO Development Co., LLC ("RGCCLPO")           100%            382 lots in Milpitas, California
      PWA Associates, LLC ("PWA")                         50%            68 unit apartment in Milpitas, California
      ------------------------------------------------------------------------------------------------------------

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

      Parkland: Pursuant to the operating agreement of Parkland, the Company is entitled to receive ninety-nine percent of the profits of Parkland, and the other member, an officer of the Company, is entitled to receive the remaining one percent of the profits.

      RGCCLPO: Pursuant to the operating agreement of RGCCLPO, the Company was entitled to receive fifty percent of the profits of RGCCLPO, and the other member, RGC, was entitled to receive the remaining fifty percent of the profits. During December 1999, the Company purchased all of RGC's ownership interest in RGCCLPO.

      As a result of the consolidations, the Company has recorded minority interest of $228,191 as of December 31, 1999.

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

Liquidity and capital resources

      As of March 31, 2000, the Company had remaining loan commitments from financial institutions of approximately $32,700,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of March 31, 2000, the Company had nine residential housing projects in various stages of development, with three producing revenues from completed homes: Summertree Park, Parkland Farms, and High Ridge Court. The remaining six projects, Creekside Estates, Montserrat Classics, Parc Metropolitan, Parcwest Apartments, Saddlerock, and McGuire Luxury Apartments are in the initial stages of development. As of March 31, 2000, the Company has 368 homes under construction, of which 158 are sold, and 12 model units. Additionally, the Company has an inventory of 708 lots under development.

      As of March 31, 2000, the Company had 158 units in escrow ("backlog") compared with a backlog of 145 units as of March 31, 1999. The gross revenues of such backlog was $46,350,000 and $32,750,000 as of March 31, 2000 and 1999,
respectively.

      Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its construction projects in 2000 through funds generated from operations, funds available under its existing bank commitments, funds generated from new lending institutions, and, if necessary, funds that could be obtained by using its internally financed real estate development in process as collateral for additional loans.

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

Results of operations

      Gross revenues decreased to $7,583,363 in the first quarter of 2000 from $7,782,859 in the first quarter of 1999. In the first quarter of 2000, the Company sold 33 homes with an average sales price of $209,000 and in the first quarter of 1999, the Company sold 33 homes with an average sales price of $235,900. The higher average sales price for the first quarter in 1999 is due to 16 homes sold in the higher priced Montserrat Estates project compared to 23 homes sold in the lower priced Summertree Park and High Ridge Court project in 2000.

      Gross (loss) profit decreased to $(322,839) in the first quarter of 2000 from $736,453 in the first quarter of 1999. The significant decrease of gross profit during the first quarter of 2000 results from the increase in the number of home sales in the lower profit margin projects Summertree Park and High Ridge Court compared to the higher profit margin project Montserrat Estates primarily sold during 1999. In addition, the Antares project which completed construction in 1999 and the last unit sold in January 2000 had incurred warranty costs of approximately $500,000 recognized in the first quarter of 2000. The Company does not expect to incur significant additional construction costs related to this project.

      During the first quarter of 2000, the Company sold all 25 lots in the Templeton Heights Project in Colorado for a loss on sale of land of $153,935.

      General and administrative expenses increased to $636,005 in the first quarter of 2000 from $359,560 in the corresponding 1999 period. The increase is due to the significant growth in the number of projects under development.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits -

      27    Financial data schedule

(b)   Reports on Form 8-K

            A Current Report on Form 8-K dated April 19, 2000 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its audited consolidated financial statements for the year ended December 31, 1999 and unaudited consolidated financial statements for the quarter ended December 31, 1999, and under item 7(c) a press release announcing Calprop Corporations' 1999 annual and fourth quarter results.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            CALPROP CORPORATION


            By: /s/ Mark F. Spiro                       .
                ----------------------------------------
                Mark F. Spiro
                Vice President/Secretary/Treasurer
                (Chief Financial and Accounting Officer)
                May 12, 2000