Form 10-Q
period 2000-06-30
CALPROP CORP
filed 2000-08-14
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000 or
                                     -------------

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

Number of shares outstanding of each of Registrant's classes of common stock, as of June 29, 2000:

                                                                Number of Shares
Title of Each Class                                             Outstanding
-------------------                                             ----------------
Common Stock, no par value                                         10,290,535

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

      Set forth is the unaudited quarterly report for the quarters ended June 30, 2000 and 1999, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     June 30,
                                                         2000       December 31,
                                                 (Unaudited)                1999
                                                 ------------       ------------

Real estate under development                    $ 95,873,178       $ 79,070,791

Other assets:
  Cash and cash equivalents                           966,611          1,405,663
  Prepaid expenses                                     54,689             84,219
  Deferred tax asset (note 2)                       6,500,000          6,500,000
  Other assets                                      1,017,078            756,970
                                                 ------------       ------------
     Total other assets                             8,537,378          8,746,852
                                                 ------------       ------------

                                                 $104,411,556       $ 87,817,643
                                                 ============       ============

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30,
                                                                      2000     December 31,
                                                              (Unaudited)              1999
                                                             -------------    -------------
Trust deeds and notes payable                                $  66,599,892    $  48,216,139
Related party notes                                             22,355,692       24,860,032
                                                             -------------    -------------
  Total trust deeds, notes payable and related party notes      88,955,584       73,076,171
Accounts payable and accrued liabilities                         7,573,385        6,391,621
Warranty reserves                                                  508,981          358,287
                                                             -------------    -------------
    Total liabilities                                           97,037,950       79,826,079

Minority interests (note 4)                                                         228,191

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,290,535 and
      10,293,735 shares at June 30, 2000 and
      December 31, 1999, respectively                           10,290,535       10,293,735
  Additional paid-in capital                                    25,849,961       25,849,961
  Deferred compensation                                           (167,127)        (170,327)
  Stock purchase loans                                            (508,272)        (496,934)
  Accumulated deficit                                          (28,091,491)     (27,713,062)
                                                             -------------    -------------
    Total stockholders' equity                                   7,373,606        7,763,373
                                                             -------------    -------------

                                                             $ 104,411,556    $  87,817,643
                                                             =============    =============

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                         --------------------------    ----------------------------
                                                             2000          1999            2000            1999
                                                         ------------  ------------    ------------    ------------
Development operations:
  Real estate sales                                      $ 10,214,099  $ 18,381,700    $ 17,797,462    $ 26,164,559
  Cost of real estate sales                                 9,400,957    17,870,491      17,307,159      24,916,897
                                                         ------------  ------------    ------------    ------------
Income from development operations                            813,142       511,209         490,303       1,247,662

Other income                                                   36,822        30,536          74,873          55,739

Other expenses:
  General and administrative                                  618,544       634,793       1,254,549         994,353
  Interest                                                     36,764        40,766          53,526          48,782
                                                         ------------  ------------    ------------    ------------
Total other expenses                                          655,308       675,559       1,308,075       1,043,135

Minority interests (note 4)                                        --      (208,648)       (226,393)       (142,761)

Income (loss) before benefit for income taxes                 194,656        74,834        (516,506)        403,027
Benefit for income taxes (note 2)                                  --                       138,077
                                                         ------------  ------------    ------------    ------------
Net income (loss)                                        $    194,656  $     74,834    ($   378,429)   $    403,027
                                                         ============  ============    ============    ============

Basic and diluted net income (loss) per share (note 3)   $       0.02  $       0.01    ($      0.04)   $       0.04
                                                         ============  ============    ============    ============

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended                Six Months Ended
                                                                        June 30,                        June 30,
                                                             -----------------------------     -----------------------------
                                                                 2000             1999             2000             1999
                                                             ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $    194,656     $     74,834     $   (378,429)    $    403,027
  Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
    Minority interests                                                 --         (208,648)        (226,393)        (142,761)
    Depreciation and amortization                                  16,134           14,325           31,620           28,087
    Provision for warranty reserves                               403,125           29,224          375,530           95,230
  Change in assets and liabilities:
    Increase in other assets                                     (224,434)        (101,666)        (273,935)          (5,984)
    Decrease in prepaid expenses                                   14,765           13,398           29,530           26,795
    Increase in accounts payable and accrued liabilities          205,323        1,734,458        1,181,764          573,613
    Warranty expenditures                                        (367,735)         (36,404)        (224,836)              --
    Additions to real estate under development                (19,268,276)     (13,970,998)     (34,109,546)     (28,002,075)
    Cost of real estate sales                                   9,400,956       17,753,354       17,307,159       24,799,760
    Accrued interest for executive stock purchase loans            (5,669)          (5,731)         (11,338)         (11,338)
                                                             ------------     ------------     ------------     ------------
      Net cash (used in) provided by operating activities      (9,631,155)       5,296,146      (16,298,874)      (2,235,646)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures                                            (10,551)         (23,856)         (17,793)         (37,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under related party notes                          1,850,000          346,930        3,850,000        1,942,049
  Payments under related party notes                           (3,689,105)      (2,133,187)      (6,354,340)      (2,760,301)
  Borrowings under trust deeds and notes payable               26,006,996       11,775,603       39,712,222       24,181,195
  Payments under trust deeds and notes payable                (14,513,436)     (13,414,280)     (21,328,469)     (19,620,437)
  Proceeds from issuance of common stock                               --            4,688               --            4,688
  Distributions to joint venture partner                               --               --           (1,798)              --
                                                             ------------     ------------     ------------     ------------
      Net cash provided by (used in) financing activities       9,654,455       (3,420,246)      15,877,615        3,747,194
                                                             ------------     ------------     ------------     ------------
  Net increase (decrease) in cash and cash equivalents             12,749        1,852,044         (439,052)       1,473,926
  Cash and cash equivalents at beginning of periods               953,862        1,212,285        1,405,663        1,590,403
                                                             ------------     ------------     ------------     ------------
  Cash and cash equivalents at end of periods                $    966,611     $  3,064,329     $    966,611     $  3,064,329
                                                             ============     ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for -

    Interest (net of amount capitalized)                     $     36,764     $     40,766     $     53,526     $     48,782
    Income taxes                                                       --               --            3,395               --

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                      PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

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

      The results of operations for the three months ended June 30, 2000 may not be indicative of the operating results for the year ending December 31, 2000.

Note 2: Income taxes

      As of June 30, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $24,000,000 and $6,400,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2013, and from 2000 through 2003, respectively.

      Benefit for income taxes in 2000 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994 of $141,488.

Note 3: Earnings per share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                     June 30,
                                                                   -------------------------------------------------------
                                                                       2000         1999           2000           1999
                                                                   -------------------------------------------------------
      Net income (loss)                                            $   194,656   $    74,834   $  (378,429)    $   403,027
                                                                   =======================================================

      Weighted average shares for basic net income (loss)
      per share                                                     10,291,673    10,279,657      10,291,673     10,280,516

         Effect of dilutive stock options                              175,105       322,585            --         311,997
                                                                   -------------------------------------------------------
      Weighted average shares for dilutive net income per share     10,466,778    10,602,242    10,291,673      10,592,513
                                                                   =======================================================

      Basic net income (loss) per share                            $      0.02   $      0.01   $     (0.04)    $      0.04
                                                                   =======================================================
      Diluted net income (loss) per share                          $      0.02   $      0.01   $     (0.04)    $      0.04
                                                                   =======================================================

      Options to purchase 1,104,300 and 874,250 shares of common stock were outstanding as of June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000, 598,500 options were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock. For the six months ended June 30, 2000, options were not included in the computation of diluted net loss per common share because the effect would be antidilutive to the net loss in the period.

Note 4: Minority interest

      The Company has consolidated the financial statements of the following entities:

      ------------------------------------------------------------------------------------------------------------------------------
                                                          Ownership interest at
                        Entity                                June 30, 2000        Development
      ------------------------------------------------------------------------------------------------------------------------------
      Colorado Pacific Homes, Inc. ("CPH")                         80%             Real estate in the state of Colorado
      DMM Development, LLC ("DMM")                                 67%             Cierra del Lago and Antares projects, California
      Montserrat II, LLC ("Mont II")                               99%             Montserrat Estate project, California
      Parkland Farms Development Co., LLC ("Parkland")             99%             115 lots in Healdsburg, California
      RGCCLPO Development Co., LLC ("RGCCLPO")                    100%             382 lots in Milpitas, California
      PWA Associates, LLC ("PWA")                                  50%             68 unit apartment in Milpitas, California
      ------------------------------------------------------------------------------------------------------------------------------

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

      As a result of the consolidation, the Company has recorded minority interest of $0 and $228,191 as of June 30, 2000 and December 31, 1999, respectively.

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

Liquidity and capital resources

      As of June 30, 2000, the Company had remaining loan commitments from financial institutions of approximately $58,100,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of June 30, 2000, the Company had nine residential housing projects in various stages of development, with four producing revenues from completed homes: Summertree Park, Parkland Farms, High Ridge Court and Creekside Estates. The remaining five projects, Montserrat Classics, Parc Metropolitan, Parcwest Apartments, Saddlerock, and McGuire Luxury Apartments are in various stages of development. As of June 30, 2000, the Company has 400 homes under construction, of which 182 are sold, and 22 model units. Additionally, the Company has an inventory of 624 lots under development.

      As of June 30, 2000, the Company had 182 units in escrow ("backlog") compared with a backlog of 134 units as of June 30, 1999. The gross revenues of such backlog was $57,440,000 and $31,100,000 as of June 30, 2000 and 1999,
respectively.

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

Results of operations

      Gross revenues for the three months ended June 30, 2000 decreased 44.4% to $10,214,099 from $18,381,700 for the three months ended June 30, 1999. For the six months ended June 30, 2000, gross revenues decreased 31.9% to $17,797,462 from $26,164,559 in the year-earlier period. The decrease in gross revenues for the three and six month periods of 2000 was primarily due to the low volume of inventory of completed homes for sales compared to the significant increase in volume of projects in the early stages of construction. In the second quarter of 2000, the Company sold 42 homes with an average sales price of $243,200, a 47.5% decrease in the volume of home sales compared to 80 homes with an average sales price of $229,800 for the second quarter of 1999. During the first six months of 2000, the Company sold 75 homes with an average sales price of $237,300, a 33.6% decrease in the volume of home sales compared to 113 homes with an average sales price of $231,600 for the six months of 1999.

      Income from development operations increased to $813,142 in the second quarter of 2000 from $511,209 in the second quarter of 1999. As a percentage of gross revenues, income from development operations increased by 5.18 percentage points to 7.96% in the second quarter of 2000 compared to 2.78% in the second quarter of 1999. The increase in income from development operations as a percentage of gross revenues during the second quarter of 2000 results primarily from warranty costs of the Cierra Del Lago project of approximately $650,000 recognized in the second quarter of 1999. For the six months ended June 30, 2000, income from development operations decreased to $490,303 from $1,247,662 in the corresponding period of 1999. As a percentage of gross revenues, income from development operations decreased to 2.75% in the first half of 2000 from 4.77%.

      General and administrative expenses decreased to $618,544 in the three months ended June 30, 2000 from $634,793 in the corresponding 1999 period. For the six months ended June 30, 2000, general and administrative expenses increased to $1,254,549 from $994,353 in the corresponding 1999 period. The increase is due to the significant growth in the number of projects under development.

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

            A Current Report on Form 8-K dated May 17, 2000 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended March 31, 2000, and under item 7(c) a press release announcing Calprop Corporations' first quarter results.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            CALPROP CORPORATION


            By: /s/ Mark F. Spiro                             .
                ---------------------------------------------
                Mark F. Spiro
                Vice President/Secretary/Treasurer
                (Chief Financial and Accounting Officer)
                August 14, 2000