Form 10-Q
period 2000-09-30
CALPROP CORP
filed 2000-11-13
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to __________________

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

Number of shares outstanding of each of Registrant's classes of common stock, as of October 26, 2000:

                                                    Number of Shares
Title of Each Class                                 Outstanding
-------------------------                           ----------------

Common Stock, no par value                                10,290,535

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

      Set forth is the unaudited quarterly report for the quarters ended September 30, 2000 and 1999, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                September 30,       December 31,
                                                         2000              1999
                                                  (Unaudited)
                                                 ------------       ------------

Real estate under development                    $104,798,403       $ 79,070,791

Other assets:
  Cash and cash equivalents                         2,040,252          1,405,663
  Prepaid expenses                                     90,231             84,219
  Deferred tax asset (note 2)                       6,233,074          6,500,000
  Other assets                                        802,480            756,970
                                                 ------------       ------------
     Total other assets                             9,166,037          8,746,852
                                                 ------------       ------------

                                                 $113,964,440       $ 87,817,643
                                                 ============       ============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30,     December 31,
                                                                         2000             1999
                                                                 (Unaudited)
                                                                -------------    -------------
Trust deeds and notes payable                                   $  73,982,281    $  48,216,139
Related party notes                                                22,694,288       24,860,032
                                                                -------------    -------------
     Total trust deeds, notes payable and related party notes      96,676,569       73,076,171
Accounts payable and accrued liabilities                            8,548,829        6,391,621
Warranty reserves                                                     473,526          358,287
                                                                -------------    -------------
     Total liabilities                                            105,698,924       79,826,079

Minority interests (note 4)                                                            228,191

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,290,535 and
      10,293,735 shares at September 30, 2000 and
      December 31, 1999, respectively                              10,290,535       10,293,735
  Additional paid-in capital                                       25,849,961       25,849,961
  Deferred compensation                                              (167,127)        (170,327)
  Stock purchase loans                                               (514,002)        (496,934)
  Accumulated deficit                                             (27,193,851)     (27,713,062)
                                                                -------------    -------------
     Total stockholders' equity                                     8,265,516        7,763,373
                                                                -------------    -------------

                                                                $ 113,964,440    $  87,817,643
                                                                =============    =============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended               Nine Months Ended
                                                                       September 30,                  September 30,
                                                               ------------------------------------------------------------
                                                                   2000            1999            2000            1999
                                                               ------------    ------------    ------------    ------------
Development operations:
  Real estate sales                                            $ 16,525,836    $ 15,730,888    $ 34,323,298    $ 41,895,447
  Cost of real estate sales                                      14,765,814      15,100,809      32,072,973      40,017,706
                                                               ------------    ------------    ------------    ------------
Income from development operations                                1,760,022         630,079       2,250,325       1,877,741

Recognition of impairment of real estate
 Development (note 1)                                                    --      (2,519,521)             --      (2,519,521)
                                                               ------------    ------------    ------------    ------------
Income (loss) from development operations                         1,760,022      (1,889,442)      2,250,325        (641,780)

Other income                                                        112,339          24,424         187,212          80,163

Other expenses:
  General and administrative                                        718,548         572,261       1,973,097       1,566,614
  Interest                                                          (40,008)          8,742          13,518          57,524
                                                               ------------    ------------    ------------    ------------
Total other expenses                                                678,540         581,003       1,986,615       1,624,138

Minority interests (note 4)                                          10,000          26,973        (216,393)       (115,788)

Income (loss) before income taxes (benefit for income taxes)      1,183,821      (2,472,994)        667,315      (2,069,967)
Income taxes (benefit for income taxes) (note 2)                    286,181      (3,400,000)        148,104      (3,400,000)
                                                               ------------    ------------    ------------    ------------
Net income                                                     $    897,640    $    927,006    $    519,211    $  1,330,033
                                                               ============    ============    ============    ============

Basic and diluted net income per share (note 3)                       $0.09           $0.09           $0.05           $0.13
                                                                      =====           =====           =====           =====

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended              Nine Months Ended
                                                                               September 30,                  September 30,
                                                                       ------------------------------------------------------------
                                                                           2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $    897,640    $    927,006    $    519,211    $  1,330,033
     Adjustments to reconcile net income to net cash
     used in operating activities:
         Minority interests                                                  10,000          26,973        (216,393)       (115,788)
         Depreciation and amortization                                       15,454          15,447          47,074          43,534
         Recognition of impairment of real estate under                          --       2,519,521              --       2,519,521
           development
         Provision for warranty reserves                                   (240,759)         30,001         134,771         125,231
     Change in assets and liabilities:
         Decrease (increase) in other assets                                209,327      (1,326,977)        (64,608)     (1,332,961)
         Decrease (increase) in deferred tax assets                         266,926      (3,400,000)        266,926      (3,400,000)
         Decrease in prepaid expenses                                       (35,542)        (36,994)         (6,012)        (10,199)
         Increase (decrease) in accounts payable and accrued                975,444        (221,368)      2,157,208         352,245
            liabilities
         Increase (decrease) in warranty reserves                           205,304              --         (19,532)             --
        Additions to real estate under development                      (23,691,039)    (11,429,559)    (57,800,585)    (39,431,634)
        Cost of real estate sales                                        14,765,814      12,698,425      32,072,973      37,498,185
        Accrued interest for executive stock purchase loans                  (5,730)         (5,731)        (17,068)        (17,069)
                                                                       ------------    ------------    ------------    ------------
               Net cash used in operating activities                     (6,627,161)       (203,256)    (22,926,035)     (2,438,902)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                                   (10,183)        (25,520)        (27,976)        (63,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related party notes                                 1,800,000         928,791       5,650,000       2,870,840
     Payments under related party notes                                  (1,461,404)     (1,052,905)     (7,815,744)     (3,813,206)
     Borrowings under trust deeds and notes payable                      24,495,323      16,541,311      64,207,545      40,722,506
     Payments under trust deeds and notes payable                       (17,112,934)    (17,908,460)    (38,441,403)    (37,528,897)
     Proceeds from issuance of common stock                                      --              --              --           4,688
     Distributions to joint venture partner                                 (10,000)        (92,637)        (11,798)        (92,637)
                                                                       ------------    ------------    ------------    ------------
               Net cash provided by (used in) financing activities        7,710,985      (1,583,900)     23,588,600       2,163,294
                                                                       ------------    ------------    ------------    ------------
     Net increase (decrease) in cash and cash equivalents                 1,073,641      (1,812,676)        634,589        (338,750)
     Cash and cash equivalents at beginning of periods                      966,611       3,064,329       1,405,663       1,590,403
                                                                       ------------    ------------    ------------    ------------
     Cash and cash equivalents at end of periods                       $  2,040,252    $  1,251,653    $  2,040,252    $  1,251,653
                                                                       ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the periods for -
         Interest (net of amount capitalized)                              $(40,008)         $8,742         $13,518         $57,524

         Income taxes                                                      (122,217)         21,727        (118,822)         21,727

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

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

      The results of operations for the nine months ended September 30, 2000 may not be indicative of the operating results for the year ending December 31, 2000.

Note 2: Income taxes

      As of September 30, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $24,000,000 and $6,400,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2013, and from 2000 through 2003, respectively.

      Income taxes in 2000 includes the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994 of $141,488.

Note 3: Earnings per share

The following table sets forth the computation of basic and diluted net income per share:

                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,               September 30,
                                                            -----------------------------------------------------
                                                                2000          1999         2000          1999
                                                            -----------------------------------------------------
Net income                                                  $   897,640   $   927,006   $   519,211   $ 1,330,033
                                                            =====================================================

Weighted average shares for basic net income per share       10,291,673    10,279,657    10,291,673    10,280,516

   Effect of dilutive stock options                             186,299       437,215       183,716       356,559
                                                            -----------------------------------------------------
Weighted average shares for dilutive net income per share    10,477,972    10,716,872    10,475,389    10,637,075
                                                            =====================================================

Basic net income per share                                        $0.09         $0.09         $0.05         $0.13
                                                            =====================================================
Diluted net income per share                                      $0.09         $0.09         $0.05         $0.13
                                                            =====================================================

Options to purchase 1,091,200 and 874,250 shares of common stock were outstanding as of September 30, 2000 and 1999, respectively. For the three and six months ended September 30, 2000, 587,200 options were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

Note 4: Minority interest

The Company has consolidated the financial statements of the following entities:

------------------------------------------------------------------------------------------------------------------------------------
                                                     Ownership interest at                      Development
                Entity                                September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Colorado Pacific Homes, Inc. ("CPH")                          80%                Real estate in the state of Colorado

DMM Development, LLC ("DMM")                                  67%                Cierra del Lago and Antares projects, California

Montserrat II, LLC ("Mont II")                                99%                Montserrat Estate project, California

Parkland Farms Development Co., LLC ("Parkland")              99%                115 lots in Healdsburg, California

RGCCLPO Development Co., LLC ("RGCCLPO")                     100%                382 lots in Milpitas, California

PWA Associates, LLC ("PWA")                                   50%                68 unit apartment in Milpitas, California
------------------------------------------------------------------------------------------------------------------------------------

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

As a result of the consolidation, the Company has recorded minority interest of $0 and $228,191 as of September 30, 2000 and December 31, 1999, respectively.

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

Liquidity and capital resources

      As of September 30, 2000, the Company had remaining loan commitments from financial institutions of approximately $55,200,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of September 30, 2000, the Company had eight residential housing projects in various stages of development, with four producing revenues from completed homes: Parkland Farms, Parc Metropolitan, High Ridge Court and Creekside Estates. The remaining four projects, Montserrat Classics, Parcwest Apartments, Saddlerock, and McGuire Luxury Apartments are in various stages of development. As of September 30, 2000, the Company has 390 homes under construction, of which 147 are sold, and 22 model units. Additionally, the Company has an inventory of 578 lots under development.

      As of September 30, 2000, the Company had 147 units in escrow ("backlog") compared with a backlog of 98 units as of September 30, 1999. The gross revenues of such backlog was $50,720,000 and $23,330,000 as of September 30, 2000 and 1999, respectively.

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

Results of operations

      Gross revenues for the three months ended September 30, 2000 increased 5.1% to $16,525,836 from $15,730,888 for the three months ended Sepember 30, 1999. For the nine months ended September 30, 2000, gross revenues decreased 18.1% to $34,323,298 from $41,895,447 in the year-earlier period. The decrease in gross revenues for the nine month period of 2000 was primarily due to the low volume of inventory of completed homes for sales compared to the significant increase in volume of projects in the early stages of construction. During the nine months of 2000, the Company sold 131 homes with an average sales price of $262,000, a 27.2% decrease in the volume of home sales compared to 180 homes with an average sales price of $232,750 for the nine months of 1999.

      Gross profit increased to $1,760,022 in the third quarter of 2000 from $630,079 in the third quarter of 1999. As a percentage of gross revenues, gross profit increased by 6.7 percentage points to 10.7% in the third quarter of 2000 compared to 4.0% in the third quarter of 1999. The significant increase of gross profit as a percentage of gross revenues during the third quarter of 2000 results from the increase in the number of home sales in the higher profit margin projects Parc Metropolitan, Parkland Farms, and High Ridge Court compared to the lower profit margin projects Summertree Park and Antares primarily sold during 1999. For the nine months ended September 30, 2000, gross profit increased to 6.6% from 4.5% for the corresponding period in 1999. The increase results from the homes sold in the higher profit margin projects during the nine months ended September 30, 2000. In addition, during the nine months of 1999, numerous sales offices were in the process of opening, thus, marketing expenses associated with the development of product awareness were incurred for the Parc Metropolitan, Parkland Farms, and High Ridge Court projects, which entailed significant nonrecurring startup marketing costs.

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

      General and administrative expenses increased to $718,548 in the three months ended September 30, 2000 from $572,261 in the corresponding 1999 period. For the nine months ended September 30, 2000, general and administrative expenses increased to $1,973,097 from $1,566,614 in the corresponding 1999 period. The increase is due to the significant growth in the number of lots under development.

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

            A Current Report on Form 8-K dated May 17, 2000 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended March 31, 2000, and under item 7(c) a press release announcing Calprop Corporations' first quarter results

            A Current Report on Form 8-K dated August 15, 2000 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended June 30, 2000, and under item 7(c) a press release announcing Calprop Corporations' second quarter results.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CALPROP CORPORATION


                   By: /s/ Mark F. Spiro                       .
                       ----------------------------------------
                       Mark F. Spiro
                       Vice President/Secretary/Treasurer
                       (Chief Financial and Accounting Officer)
                       November 13, 2000