Form 10-K405
period 2000-12-31
CALPROP CORP
filed 2001-03-29
CIK 16496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000        Commission File Number 1-6844
                                                                         -------
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

                         $1,691,736 at January 31, 2001

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                10,290,535 Shares Outstanding at January 31, 2001
                                                 ----------------

                      Documents Incorporated by reference:

Portions of the registrant's definitive Proxy Statement for 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

   During 2000, the Company was primarily engaged in the development of lots, and the construction and marketing of single-family detached homes and townhomes. As of December 31, 2000, the Company had eight residential housing projects in various stages of development, consisting of 341 homes and townhomes under construction (128 were in escrow), 542 lots under development, and 19 model homes used in selling the various types of housing developed. The Company's products range from homes for first-time buyers to custom homes.

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

Future Projects

   As the Company intends to continue specializing in the construction and sale of single-family and multifamily housing, the Company is continually considering potential projects for development. In addition to the construction and sale of single-family and multifamily housing, the Company is entering the market to construct and lease single-family and multifamily housing. This market would provide consistent cash flow in the cyclical industry of real estate development. During 1999, the Company purchased land in the Northern California area for the construction of apartments. The Company also entered into a ground lease agreement for land for the construction of townhomes in the Southern California area for lease. The following discussion is the process which the Company follows to acquire land, entitle, market and build residential housing projects.

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

   Projects in which product is currently in the marketing stage are Montserrat Classics and Saddlerock. All such projects are being marketed through realtors who have no other affiliation with the Company.

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

Employees

   The Company has approximately fifty four full-time employees, including five executive officers, twenty eight persons in its finance, marketing and operations departments, and twenty one field superintendents and general laborers. The Company also employs temporary and part-time laborers from time to time as necessary. None of the Company's employees is currently represented by a collective bargaining unit. The Company compensates its employees with salaries and fringe benefits that it believes are competitive with the building industry and the local economy. The Company believes that relations with its employees generally are excellent.

Licensing

   The Company is licensed by the State of California as a general building contractor, and this license is essential to its operations. This license must be renewed every two years. The Company's current license expires in July 2002 and the Company expects to renew its license on or before expiration.

ITEM 2.  Properties

Current projects

   The table below sets forth certain information relating to the Company's current projects as of December 31, 2000 and certain information relating to the Company's development operations during the previous twelve months.

                                                 Units      Units       Units     Units sold     Remaining
                                                 sold       under     completed   subject to      units to
                                               12 months construction and unsold  construction  construct
                                                 ended      as of       as of        as of          as of
Project                                         12/31/00  12/31/00    12/31/00     12/31/00       12/31/00
-------                                        -------------------------------------------------------------
1.   Antares                                         1        --         --           --             --
2.   Summertree Park                                29        --         --           --             --
3.   Montserrat Classics                            --        28         --           --             77
4.   Creekside Estates (Mockingbird Canyon)          5        15         --            8             11
5.   Parkland Farms                                 60        20         --           20             --
6.   Parc Metropolitan                              78       260         --           92             44
7.   Parcwest                                       --        --         --           --             68
8.   High Ridge Court                               45        18         --            8             86
9.   Saddlerock                                      1        19         --           --             74
10.  McGuire Luxury Apartments                      --        --         --           --            182
11.  Mission Gorge                                  --        --         --           --             --
                                               -------------------------------------------------------------
                                                    219      360         --          128            542
                                               =============================================================

Total inventory units as of 12/31/00 (including 19 model units)                                     902
                                                                                                 =========

Backlog- As noted in the above table, the total number of units sold subject to construction ("backlog") at December 31, 2000, was 128 units, with gross revenues of such backlog equal to $49,456,600. As of March 11, 2001, the backlog was 117 units, representing $43,900,000 compared to a backlog of 166 units representing $45,750,000 as of March 12, 2000. See also "Management Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of Real Estate Sales for 2000 and 1999.

1. Antares (Del Mar Heights, San Diego County, California)

   The Antares project, formerly Elysian 2, consists of 100 units of single-family detached housing. The project consists of three models ranging from 1,212 to 1,567 square feet with base sales prices before lot premiums or sales incentives of $210,500 to $310,500. The Company closed escrow on all units as of December 31, 2000.

   The project is located about 20 miles north of San Diego along Interstate 5.

   In 1996, the Company formed DMM with RGC Courthomes, Inc., a California Corporation, ("RGC"). In December, 1996, 100 lots in the Antares project were acquired by DMM. The profits and losses of DMM are to be distributed between the members as follows, 33.3% to RGC and 66.7% to the Company.

   The Company's construction loans for the 100 units was secured by Imperial Bank in 1997. The loans permitted borrowings by the Company of $17,029,313 on this project and bore interest at the bank's reference rate plus 1.5%. The loan was repaid in 1999.

   The Company had an acquisition loan with the Curci-Turner Company on the entire 100 lots of the project. The loan permitted borrowing by the Company of $3,050,000 on this project and bore interest at 12%. The loan contains a profit sharing provision in the amount of 33.3% of "net proceeds" as defined in the agreement. As of December 31, 2000, the loan had been paid in its entirety.

2. Summertree Park (Elk Grove, Sacramento County, California)

   The Summertree Park project consisted of 120 units of single-family detached housing. The Company closed escrow on all units as of December 31, 2000.

   The project is located about 20 miles south of Sacramento along Highway 99.

   The Company's construction loan for the fifth and sixth phase of construction was secured with Imperial Bank in 1999. The loan permited borrowing by the Company of $4,425,000 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2000, the loan had been paid in its entirety.

   The Company had an acquisition/construction loan with the Curci-Turner Company on the entire 120 lots of the project. The loan permited borrowing by the Company of $4,000,000 on this project and bore interest at the prime plus 1.5%. The loan contained a profit sharing provision in the amount of 40% of "net proceeds" as defined in the agreement. As of December 31, 2000, the loan had been paid in its entirety.

3. Montserrat Classics (Murrieta, Riverside County, California)

   The Montserrat Classics project consists of 105 lots. The Company is building single-family homes averaging 2,280 to 3,411 square feet with average sales prices before lot premiums or sales incentives of $229,900 to $289,900. As of December 31, 2000, the Company had 77 lots under development, 25 units under construction, and three models.

   The project is located about 65 miles southeast of Los Angeles along Highway 15.

   The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 105 lots of the project. The loan permits borrowing by the Company of $3,450,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2000, $3,450,000 of the principal of this loan was outstanding.

   The Company's construction loan on the 52 units in the first and second phase of construction was secured in 2000 with Imperial Bank. The loan permits borrowing by the Company of $12,465,000 and bears interest at the prime plus 1.0%. As of December 31, 2000, the outstanding principal of this loan was $3,551,408, and the Company had available $8,520,448. The Company believes these funds are adequate to complete the construction of the first two phases of construction.

4. Mockingbird Canyon (Unincorporated Territory of Riverside County, California)

   The Mockingbird Canyon project consists of 31 lots. The project consists of single-family homes averaging 3,694 to 4,137 square feet with average sales prices before lot premiums or sales incentives of $409,900 to $451,900. As of December 31, 2000, the Company had eleven lots under development, 14 units under construction (eight were in escrow), and one model.

   The project is located about 90 miles east of Los Angeles and 30 miles south of San Bernardino along Interstate 15.

   The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 31 lots of the project. The loan permits borrowing by the Company of $3,500,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2000, $2,608,912 of the principal of this loan was outstanding.

   The Company's construction loan on the entire 31 units was secured in 2000 with Imperial Bank. The loan permits borrowing by the Company of $10,000,000 and bears interest at the prime plus 1.0%. As of December 31, 2000, the outstanding principal of this loan was $5,641,625, and the Company had available $2,130,213. The Company believes these funds are adequate to complete the construction of the project.

5. Parkland Farms (Healdsburg, Sonoma County, California)

     The Parkland Farms project, formerly Parkland Hills, consists of 115 units of single-family detached housing. The project consists of three models ranging from 1,488 to 1,926 square feet with base sales prices before lot premiums or sales incentives of $299,900 to $329,900. As of December 31, 2000, the Company had 20 units under construction (all units were in escrow).

   The project is located about 75 miles north of San Francisco along highway
101.

   In 1998, the Company formed Parkland Farms Development Co., LLC, a California limited liability company, ("Parkland") with an officer of the Company. In September, 1998, 115 lots in the Parkland Farms project were acquired by Parkland. The profits and losses of Parkland are to be distributed between the members as follows: 1% to Partner and 99% to the Company.

   The Company has acquisition/construction loans with the Curci-Turner Company on the entire 115 lots of the project. The loans permit borrowing by the Company of $4,808,201 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2000, the loan had been paid in its entirety.

   The Company's construction loan on the 45 units in the first and second phase of construction was secured in 1998 with Imperial Bank. The loan permits borrowing by the Company of $14,679,000 and bears interest at the prime plus 1.0%. As of December 31, 2000, the loan had been paid in its entirety.

   The Company's construction loan on the remaining 70 units, phases three through five was secured in 1999 with Imperial Bank. The loan permits borrowing by the Company of $15,628,616 and bears interest at the prime plus 1.0%. As of December 31, 2000, the outstanding principal of this loan was $1,775,269 and the Company had available $1,250,287. The Company believes these funds are adequate to complete the construction of the last three phases of construction.

6. Parc Metropolitan

   The Parc Metropolitan project consists of three separate projects/products, Product A, Product B, and Product C for a total of 382 units.

   Product A consists of 130 townhomes. The project consists of two models ranging from 1,404 to 1,764 square feet with base sales prices before lot premiums or sales incentives of $432,900 to $540,900.

   Product B consists of 108 townhomes. The project consists of six models ranging from 1,012 to 1,369 square feet with base sales prices before lot premiums or sales incentives of $354,900 to $420,900.

   Product C consists of 144 townhomes. The project consists of two models ranging from 1,353 to 1,534 square feet with base sales prices before lot premiums or sales incentives of $407,900 to $470,900.

   As of December 31, 2000, the Company had 44 lots under development, 250 units under construction (92 were in escrow), and ten models.

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

   The Company acquired the land through seller financing with Ford Motor Company and Ford Motor Land Development Corporation on the entire 382 lots and the land for the Parcwest Apartments project. The original note balance of $12,850,000 bears interest at 9%. As of December 31, 2000, $2,551,015 was outstanding.

   The Company's acquisition and development loan on the entire 382 lots of the project was secured in 1998 with Lowe Enterprises Residential Advisors, ("Lowe"). The loan permits borrowing by the Company of $9,700,000 and bears interest at the prime plus 2.0%. After repayment of principal and interest, Lowe will receive, as participating interest, a 27% IRR calculated on an annual basis. As of December 31, 2000, the outstanding principal of this loan was $9,700,000.

   The Company's construction loan on the first phase of construction for Product A was secured with Imperial Bank in 1998. The loan permits borrowing by the Company of $13,773,142 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2000, the outstanding principal of this loan was $112,493, and the Company had available $34,874. The Company believes these funds are adequate to complete the construction of the first phase of construction.

   The Company's construction loan on the first phase of construction for Product B was secured with Imperial Bank in 1999. The loan permits borrowing by the Company of $10,604,352 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2000, the outstanding principal of this loan was $8,521,504, and the Company had available $2,111,288. The Company believes these funds are adequate to complete the construction of the first phase of construction.

   The Company's construction loan on the first phase of construction for Product C was secured with Imperial Bank in 1999. The loan permits borrowing by the Company of $12,342,388 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2000, the outstanding principal of this loan was $1,167,972, and the Company had available $1,390,110. The Company believes these funds are adequate to complete the construction of the first phase of construction.

   The Company's construction loan on the second phase of construction for Product A was secured with Imperial Bank in 2000. The loan permits borrowing by the Company of $13,612,993 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2000, the outstanding principal of this loan was $9,109,202, and the Company had available $4,218,083. The Company believes these funds are adequate to complete the construction of the second phase of construction.

   The Company's construction loan on the second phase of construction for Product B was secured with Imperial Bank in 2000. The loan permits borrowing by the Company of $10,661,232 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2000, the outstanding principal of this loan was $4,853,100 and the Company had available $5,539,269. The Company believes these funds are adequate to complete the construction of the second phase of construction.

   The Company's construction loan on the second phase of construction for Product C was secured with Imperial Bank in 2000. The loan permits borrowing by the Company of $12,897,860 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2000, the outstanding principal of this loan was $6,811,538, and the Company had available $5,007,662. The Company believes these funds are adequate to complete the construction of the second phase of construction.

7. Parcwest

   The Parcwest project consists of 68 lots. The Company is in the preliminary planning stages of the project to start construction in 2001.

   The project is located approximately 45 miles south of San Francisco along highway 880 in the Silicon Valley area.

   In 1999, the Company formed PWA Associates, LLC, a California limited liability company, ("PWA") with RGC Associates, LLC (RGC Associates). In December, 1999, 68 lots in the Parcwest project were acquired by PWA. The profits and losses of PWA are to be distributed between the members as follows, 50% to RGC Associates and 50% to the Company.

   The Company has an acquisition loan with the City of Milpitas. The loan permits borrowing by the Company of $1,000,000 on this project and bears interest at 6.35%. As of December 31, 2000, $1,000,000 of the principal of this loan was outstanding.

8. High Ridge Court

   The High Ridge Court project, formerly Hunters Chase, consists of 170 units of single-family detached housing. The project consists of three models ranging from 1,146 to 1,884 square feet with base sales prices before lot premiums or sales incentives of $169,900 to $203,900. As of December 31, 2000, the Company had 86 lots under development, 15 units under construction (8 were in escrow), and three models.

   The project is located approximately 3 miles west of I-25 in the city of Thornton.

   The Company has an acquisition loan with the Curci-Turner Company on the entire 170 lots of the project. The loan permits borrowing by the Company of $4,250,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2000, $3,084,491 of the principal of this loan was outstanding.

   The Company's acquisition and development loan for the remaining three phases of the project was secured in 1999 with First American Bank Texas. The loan permits borrowing by the Company of $2,041,000 and bears interest at the prime rate plus 1.0%. As of December 31, 2000, the outstanding principal of this loan was $1,063,595, and the Company had available $322,497. The Company believes these funds are adequate to complete the land development of phases three through five.

   The Company's revolving construction loan on the entire 170 lots of the project was secured in 1998 with First American Bank Texas. The revolving loan permits the Company to have a maximum outstanding balance of $5,000,000 for the construction of the High Ridge and Saddlerock projects. The loan bears interest at the prime rate plus 1.0%. As of December 31, 2000, the outstanding principal balance of the High Ridge construction loan was $1,251,646.

9. Saddlerock

   The Saddlerock project consists of 94 units of single-family detached housing. The project consists of two models ranging from 1,899 to 2,900 square feet with base sales prices before lot premiums or sales incentives of $289,900 to $356,900. As of December 31, 2000, the Company had 74 lots under development, 17 units under construction, and two models.

   The project is located adjacent to highway E470 approximately 7 miles east of I-25 in the city of Aurora.

   The Company has an acquisition/construction loan with the Curci-Turner Company on the entire 94 lots of the project. The loan permits borrowing by the Company of $3,000,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2000, $2,600,000 of the principal of this loan was outstanding.

   The Company's acquisition and development on the entire 94 lots of the project was secured in 1998 with First American Bank Texas. The loan permits borrowing by the Company of $2,606,800 and bears interest at the prime plus 1.0%. As of December 31, 2000, the loan had been paid in its entirety.

   The Company's revolving construction loan on the entire 94 lots of the project was secured in 1998 with First American Bank Texas. The revolving loan permits the Company to have a maximum outstanding balance of $5,000,000 for the construction of the Saddlerock and High Ridge projects. The loan bore interest at the prime plus 1.0%. During 2000, the construction loan for the remaining units was refinanced and secured with Imperial Bank. The loan permits borrowing by the Company of $13,538,913 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2000, the outstanding principal of this loan was $6,230,976 and the Company had available $6,635,665. The Company believes these funds are adequate to complete the construction of the remaining units under construction.

10. McGuire Luxury Apartments (San Diego, California)

   The McGuire project consists of 182 units of single-family attached housing for lease. The Company entered into a 50 year ground lease agreement with an option to extend 20 additional years and the right of first refusal to purchase the land.

   The project is located about 20 miles north of San Diego along Interstate 5.

   In 1999, the Company formed RGC Carmel Country Associates, LLC, a California limited liability company, ("RGC Carmel") with RGC. The profits and losses of RGC Carmel are to be distributed between the members as follows, 50% to RGC and 50% to the Company. During 2000, RGC Carmel admitted additional members in the following proportions: The John L. Curci Trust as to a 12.5% interest, The Janet Curci Living Trust No. Il as to a 12.5% interest, and an officer of the Company as to a 25% interest. As a result, the Company's interest in RGC Carmel was reduced to 25%.

11. Mission Gorge (San Diego, San Diego County, California)

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

      The Company formed Mission Gorge, LLC, a California limited liability company, with the Curci-Turner, LLC for the purposes of developing the 200 acres of the Mission Gorge project. The net proceeds are to be divided equally, as defined in the operating agreement, among the two members, Calprop and Curci-Turner, LLC. In December 2000, the Curci-Turner, LLC made a distribution of its 50% interest to the members of Curci-Turner, LLC in the following proportions: The John L. Curci Trust as to a 25% interest and The Janet Curci Living Trust No. II as to a 25% interest.

ITEM 3. Legal Proceedings


   There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject other than routine litigation incidental to the Company's business, none of which is considered by the Company to be material to its business or operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of Company's security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   Transactions in the Company's common stock, its only class of common equity security, are quoted on the OTC Bulletin Board under the symbol CLPO.

                                     First     Second       Third       Fourth
                                    Quarter    Quarter     Quarter      Quarter
                                   ---------   -------     -------     --------
2000 stock price
  range-
    High                           $   1.53    $   1.37    $   1.50    $   1.31
    Low                                1.19        1.25        1.25        1.00

1999 stock price
  range-
    High                           $   1.63    $   2.00    $   2.31    $   2.06
    Low                                1.38        1.50        2.00        1.56

As of January 31, 2001, there were 498 record holders of common stock.

Dividends:     There have been no cash dividends declared in the past two years, nor was there a stock dividend declared during 2000 or 1999. The dividend policy, whether cash or stock, is reviewed by the Board of Directors on an annual basis. During 2000, there were no restrictions, as a result of a loan or other agreement, limiting the Company's ability to issue a dividend.

ITEM 6.  Selected Financial Data

   The following data should be read in conjunction with the financial statements of the Company and the related notes thereto which are included elsewhere in this Form 10K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is also included elsewhere in this Form 10K.

                FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2000

                               2000          1999           1998          1997           1996

SALES AND OPERATING
   REVENUE                 $64,238,615   $52,598,849    $33,071,722   $22,908,649     $13,717,126

NET INCOME (LOSS)            3,627,940      (752,582)    $5,368,006    (1,620,211)     (9,200,342)

BASIC INCOME (LOSS) PER
   COMMON SHARE                  $0.35        $(0.07)         $0.54        $(0.18)         $(1.28)

DILUTED INCOME (LOSS) PER
   COMMON SHARE                  $0.35        $(0.07)         $0.52        $(0.18)         $(1.28)

AS OF DECEMBER 31:

TOTAL ASSETS              $108,337,512   $87,817,643    $72,521,889   $30,956,802     $27,533,378

LONG TERM OBLIGATIONS     $  1,000,000   $17,201,168    $24,037,842   $14,267,931     $14,993,355

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

   The Company began experiencing difficulties due to the downturn in the California real estate market during the second quarter of 1990, and through 1996 the Company continued to be impacted by the general economic downturn. In response to these conditions the Company began utilizing marketing programs which included price reductions and incentives to potential buyers. During 1997 however, the California real estate market began to experience a recovery. In general, the Company's products were well received, exemplified by an increase in the number of units sold subject to construction ("backlog") at December 31, 2000, 1999, and 1998 of 128, 88, and 123 units, respectively compared to 33 units as of 1996. Additionally, the Company's real estate sales increased from $33,071,722 in 1998 to $52,598,849 in 1999, and to $64,238,615 in 2000. The
increase in real estate sales between 1998, 1999, and 2000 is primarily attributable to an increase in units available for sale resulting from an increase in production. Units increased from 162 in 1998 to 226 in 1999, and decreased to 219 in 2000.

   The Company increased its gross profit to $5,676,912 in 2000 from $2,356,734 in 1999. As a percentage of real estate sales, gross profit increased by 4.36 percentage points to 8.84% in 2000 compared to 4.48% in 1999. The significant increase of gross profit as a percentage of gross revenues during 2000 from 1999 results from the increase in the number of home sales in the higher profit margin projects in 2000 compared to 1999. The Company decreased its gross profit to $2,356,734 in 1999 from $2,627,524 in 1998. As a percentage of real estate sales, gross profit decreased by 3.46 percentage points to 4.48% in 1999 compared to 7.94% in 1998. The significant decrease of gross profit as a percentage of gross revenues during 1999 results from the increase in the number of home sales in the lower profit margin projects Summertree Park and Antares compared to the higher profit margin project Montserrat Estates primarily sold during 1998. In addition, the Cierra Del Lago project which completed construction in early 1998 and all homes were sold in the third quarter of 1998 had incurred warranty costs of approximately $615,000 recognized in 1999.

   The 1999 impairment loss on the Summertree Park, Elk Grove project is primarily a result of the introduction of two new product lines during the second quarter of 1999 to increase the absorption rate and these were primarily sold during the third quarter. The increase in sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $2,519,521 during the third quarter of 1999. The Company closed escrow on all units as of December 31, 2000.

Results of operations

   The Company had income before benefit for income taxes of $3,486,452 in 2000, a loss before benefit for income taxes of $2,435,955 in 1999, and income before benefit for income taxes of $594,306 in 1998. The income in 2000 is primarily due to increase in profit from operations as the Company began selling homes in its Parc Metropolitan project. The net loss suffered in 1999 is primarily a reflection of the recognition of asset impairment of the Summertree Park, Elk Grove project in the amount of $2,519,521. The change from a loss to income in 1998 is primarily due to increase in profit from operations as the Company began selling homes in its Cierra Del Lago and Montserrat Estates projects.

   Real estate sales increased to $64,238,615 in 2000 from $52,598,849 in 1999, up 22%. Real estate sales were $33,071,722 in 1998. In 2000, the Company sold 219 homes, with an average sales price of $293,327. In 1999, the Company sold 226 homes, with an average sales price of $232,738. In 1998, the Company sold 162 homes, with an average sales price of $204,146.

   The overall gross profit percentage before recognition of impairment loss of the Company was 8.8%, 4.5%, and 7.9% in 2000, 1999, and 1998, respectively.

   General and administrative expenses were $2,637,496 in 2000 and $2,309,225 in 1999, up 14.2%. General and administrative expenses were $1,752,909 in 1998. The increase in 2000 from 1999 is the result of an increase in payroll costs, and increased accounting costs due to the growth of the Company.

   Benefit for income taxes of $141,488 in 2000 includes the utilization of unrecognized deferred income tax benefit of $1,538,994 to offset current year income taxes. The remaining benefit for income taxes of $141,488 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994. Benefit for income taxes in 1999 of $1,683,373 includes the utilization of unrecognized deferred income tax benefit of $871,775 to recognize a deferred tax asset. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards.

Liquidity and capital resources

   As of December 2000, the Company has loans outstanding to financial institutions, secured by the development projects' trust deeds, with rates ranging from 6.25% to prime plus 2.0% and maturing January 2001 through July 2029. As of December 31, 2000, the outstanding balances owing on these loans totaled $66,341,488.

   As of December 31, 2000, the Company had remaining loan commitments from banks and financial institutions of approximately $40,746,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

   As of December 31, 2000, the Company does not have any material commitments for capital expenditures in 2000.

   Related-Party Notes - The Company has the following notes payable to Curci at December 31, 2000 and 1999. Under the terms of certain of the notes payable, Curci participates in "Net Proceeds" from certain projects, as defined in the loan agreement, which is comparable to net profit:

                                                    December 31,    December 31,
Project                               Profit share      2000            1999
--------------------------------      ------------  ------------   -------------
Summertree Park                            40%      $        --    $   860,150
Antares                                    33%               --             --
Montserrat                                 50%               --             --
Parkland Farms                             50%               --      2,999,888
High Ridge Court                           50%        3,084,491      2,196,261
Saddlerock                                 50%        2,600,000      2,350,000
Mockingbird Canyon                         50%        2,608,912      2,750,000
Montserrat Classics                        50%        3,450,000      3,450,000
                                                    -----------    -----------
                                                     11,743,403     14,606,299
                                                    -----------    -----------
Other:
  Unsecured loans                                     2,129,357      1,604,250
                                                    -----------    -----------
                                                    $13,872,760    $16,210,549
                                                    ===========    ===========

   During 1999, the Company purchased RGC's fifty percent ownership in RGCCLPO. Consideration for the purchase consisted of issuance of a note payable for $2,000,000 and payment of cash of $1,000,000. As of December 31, 2000, the outstanding principal balance on this loan totaled $2,000,000.

   During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due to an officer of the Company and a related party of $581,542 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of December 31, 2000, the outstanding principal due an officer of the Company and a related party on these notes was $581,542 and $462,330, respectively. As of December 31, 1999, $581,542 and $462,330 was
outstanding.

   Included in notes payable to related parties is a note payable to Mission Gorge, LLC which bear interest at 12%. Outstanding balances as of December 31, 2000 and 1999 was $2,000,000.

   Included in notes payable to related parties are notes payable to an officer which bear interest at 12%. Outstanding balances as of December 31, 2000 and 1999 were $1,045,611 and $2,865,611, respectively.

   The Company has other loans from related parties, which provide for interest at 10% and prime plus 1% (9,50% at December 31, 2000) per annum and in which certain loans are due on demand. As of December 31, 2000 and 1999 these loans totaled $740,000.

   As of December 31, 2000, the Company had eight remaining projects in various stages of development. During 2000, the Company had seven producing revenues from completed homes: Antares, Summertree Park, Creekside Estates, Parkland Farms, Parc Metropolitan, High Ridge Court, and Saddlerock. As of December 31, 2000, the Antares and Summertree Park projects were completed and all homes were closed in escrow. The remaining three projects, Montserrat Classics, McGuire Luxury Apartments, and Parcwest Apartments are in the initial stages of development. The Company enters 2001 with 341 homes under construction, of which 128 are sold, and 19 model units. Additionally, the Company has an inventory of 542 lots under development.

   Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its construction projects in 2001 through funds generated from operations, funds available under its existing bank commitments, funds generated from new lending institutions, and, if necessary, funds that could be obtained by using its internally financed real estate development in process as collateral for additional loans.

   Management's plan, with respect to managing cash flow includes the following components: pay off debt that is coming due in 2001, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 2001, management expects to extend the maturity dates of various loans and pay the remaining loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations, including borrowings from existing loan commitments, will be adequate to allow the Company to continue operations throughout 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The table below represents the contractual balances of our financial instruments at the expected maturity dates as well as their fair value at December 31, 2000. The expected maturity categories take into consideration actual amortization of principal and does not take into consideration reinvestment of cash. The weighted average interest rate for various liabilities presented are actual as of December 31, 2000.

                                                              Principal maturing in:                                  Fair value
                                          --------------------------------------------------------------              December 31,
                                             2001           2002     2003     2004     2005   Thereafter   Total          2000
                                          ========================================================================================
Interest rate sensitive liabilities
Variable rate borrowings                  $62,983,574                                      $       --   $62,983,574    $62,983,574
   Average interest rate                       10.63%                                                         10.63%
Fixed rate borrowings                      23,060,157                                       1,000,000    24,060,157     24,060,157
   Average interest rate                       11.50%                                            6.35%        11.28%
                                          ----------------------------------------------------------------------------------------
                                          $86,043,731                                      $1,000,000   $87,043,731    $87,043,731
                                          ========================================================================================
Weighted average interest rate                 10.86%                                           6.35%         10.81%
                                          ========================================================================================

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

                                                           Principal maturing in:                                       Fair value
                                    -----------------------------------------------------------------
                                                                                                                       December 31,
                                        2000          2001        2002     2003    2004     Thereafter       Total         1999
                                    ================================================================================================
Interest rate sensitive liabilities
Variable rate borrowings              $40,011,138      $314,231                            $   --          $40,325,369   $40,325,369
   Average interest rate                    9.74%         9.50%                                                  9.74%
Fixed rate borrowings                  15,863,865    15,886,937                                1,000,000    32,750,802    32,750,802
   Average interest rate                   11.64%        10.58%                                    6.35%        10.96%
                                    ------------------------------------------------------------------------------------------------
                                      $55,875,003   $16,201,168                               $1,000,000   $73,076,171   $73,076,171
                                    ================================================================================================
Weighted average interest rate             10.28%        10.56%                                    6.35%        10.29%
                                    ================================================================================================


Effects of inflation

   Real estate has long been considered a hedge against inflation, and inflation has often contributed to dramatic growth in property values. During normal markets, the Company has been able to pass increased costs of materials and labor to its buyers by increasing its sales prices. However, growth in property values slowed or reversed during 1996 and 1997 in California, thus preventing the Company from increasing sales prices to cover increased costs. In 1998, 1999 and 2000, due to the strength and stability of the economy, the real estate market has experienced increases in sales price and the number of home buyers.

ITEM 8. Financial Statements and Supplementary Data


Page No.    Financial Statements:
--------    ---------------------

    24      Independent Auditors' Report

    25      Consolidated Balance Sheets as of December 31, 2000 and 1999

    26 Consolidated Statements of Operations For Each of the Three Years Ended December 31, 2000

    27 Consolidated Statements of Stockholders' Equity For Each of the Three Years Ended December 31, 2000

    28 Consolidated Statements of Cash Flows For Each of the Three Years Ended December 31, 2000

    30      Notes to Consolidated Financial Statements

            FINANCIAL STATEMENT SCHEDULE:

    42 II - Valuation and Qualifying Accounts --Three Years Ended December 31, 2000

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

     A Current Report on Form 8-K dated November 14, 2000 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended September 30, 2000, and under item 7(c) a press release announcing Calprop Corporations' third quarter results.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALPROP CORPORATION
----------------------------
(Registrant)

/s/ Victor Zaccaglin                            March 26, 2001
--------------------                           ---------------
Victor Zaccaglin,                                    Date
Chairman of the Board
  and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark F. Spiro                               March 26, 2001
--------------------                           ---------------
Mark F. Spiro                                        Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)

/s/ Ronald S. Petch                             March 26, 2001
--------------------                           ---------------
Ronald S. Petch,                                     Date
President

/s/ E. James Murar                              March 26, 2001
--------------------                           ---------------
E. James Murar                                       Date
Director

/s/ Mark T. Duvall                              March 26, 2001
--------------------                           ---------------
Mark T. Duvall                                       Date
Director

/s/ John L. Curci                               March 26, 2001
--------------------                           ---------------
John L. Curci                                        Date
Director

/s/ Victor Zaccaglin                            March 26, 2001
--------------------                           ---------------
Victor Zaccaglin                                     Date
Chairman of the Board
Chief Executive Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Calprop Corporation:

     We have audited the accompanying consolidated balance sheets of Calprop Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calprop Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 2001

                               CALPROP CORPORATION
                           CONSOLIDATED BALANCE SHEETS

Assets                                                       December 31,
                                                  ------------------------------
                                                            2000           1999
                                                  ------------------------------
REAL ESTATE UNDER DEVELOPMENT (Notes 3 and 5)        $98,544,447    $79,070,791
                                                  ------------------------------
OTHER ASSETS:
    Cash and cash equivalents                          2,394,310      1,405,663
    Deferred tax asset (Note 6)                        6,535,343      6,500,000
    Other assets (Note 4)                                863,412        841,189
                                                  ------------------------------
          Total other assets                           9,793,065      8,746,852
                                                  ------------------------------
                                                    $108,337,512    $87,817,643
                                                  ==============================
Liabilities and Stockholders' Equity

TRUST DEEDS AND NOTES PAYABLE (Note 5)               $66,341,488    $48,216,139
RELATED-PARTY NOTES (Note 5 )                         20,702,243     24,860,032
                                                  ------------------------------
     Total trust deeds, notes payable and             87,043,731     73,076,171
     related-party notes
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Note 5)      9,316,681      6,391,621
WARRANTY RESERVES                                        546,984        358,287
                                                  ------------------------------
     Total liabilities                                96,907,396     79,826,079
                                                  ------------------------------

MINORITY INTERESTS                                                      228,191
                                                  ------------------------------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 8):

     Common stock, no par value; $1 stated
        value, 20,000,000 shares authorized;
        authorized, 10,290,535 and 10,293,735
        shares issued and outstanding at
        December 31, 2000 and 1999, respectively      10,290,535     10,293,735
     Additional paid-in capital                       25,849,961     25,849,961
     Deferred Compensation (Note 7)                    (105,525)      (170,327)
     Stock Purchase Loans (Note 7)                     (519,733)      (496,934)
     Accumulated deficit                            (24,085,122)   (27,713,062)
                                                  ------------------------------
          Total Equity                                11,430,116      7,763,373
                                                  ------------------------------
                                                    $108,337,512    $87,817,643
                                                  ==============================

                      See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years Ended December 31,
                                               -----------------------------------------
                                                      2000       1999        1998
                                               -----------------------------------------
DEVELOPMENT OPERATIONS (Note 3):

     Real estate sales                         $64,238,615    $52,598,849    $33,071,722
     Cost of real estate sales (Note 5)         58,561,703     50,242,115     30,444,198
                                               -----------------------------------------
                                                 5,676,912      2,356,734      2,627,524
     Recognition of impairment of real estate
         under development (Note 3)                           (2,519,521)
                                               -----------------------------------------
        Income (loss) from development
        operations                               5,676,912      (162,787)      2,627,524

Other income                                       230,643       107,610          87,405

Other expenses:
    General and administrative                   2,637,496     2,309,225       1,752,909
    Interest expense (Note 5)                                     70,304         135,081
                                               -----------------------------------------
       Total other expenses                      2,637,496     2,379,529       1,887,990

Minority interests                               (216,393)         1,249         232,633
                                               -----------------------------------------

Income (loss) before benefit for income taxes    3,486,452    (2,435,955)        594,306
Benefit for income taxes (Note 6)                  141,488      1,683,373      4,773,700
                                               -----------------------------------------

NET INCOME (LOSS)                               $3,627,940     $(752,582)     $5,368,006
                                               =========================================

BASIC NET INCOME (LOSS) PER SHARE (Note 8)           $0.35        $(0.07)          $0.54
                                               =========================================
DILUTED NET INCOME (LOSS) PER SHARE (Note 8)         $0.35        $(0.07)          $0.52
                                               =========================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                      Common       Stock
                                  ------------------------------ Additional     Deferred       Stock                      Total
                                                                  Paid-In        Comp-       Purchase   Accumulated   Stockholders'
                                      Shares       Amount         Capital       ensation       Loans      Deficit        Equity
                                  -------------------------------------------------------------------------------------------------
BALANCE,
January 1, 1998                    9,304,785   $  9,304,785    $ 25,886,906   $ (106,595)               $(32,328,486)   $ 2,756,610
     Net income                                                                                             5,368,006     5,368,006

     Net issuance of shares
         under 1989 stock
         incentive plan (Note 7)      98,100         98,100          64,725     (162,825)
     Issuance of shares
         upon option exercise        151,250        151,250         (25,827)                                                125,423
     Issuance of shares
         upon executive
         loans (Note 7)              730,000        730,000         (74,674)                $(455,938)                      199,388
     Accrual of interest under
         stock purchase loans                                                                 (18,196)                      (18,196)
   Amortization of deferred
         compensation (Note 7)                                                    28,290                                     28,290
                                  -------------------------------------------------------------------------------------------------

BALANCE,
December 31, 1998                 10,284,135     10,284,135      25,851,130     (241,130)    (474,134)   (26,960,480)     8,459,521
     Net loss                                                                                               (752,582)     (752,582)
   Cancellation of shares
         under 1989 stock
         incentive plan (Note 7)    (13,400)       (13,400)                        9,200                                    (4,200)
     Issuance of shares
         upon option exercise         23,000         23,000          (1,169)                                                 21,831
     Accrual of interest under
         stock purchase loans                                                                 (22,800)                     (22,800)
    Amortization of deferred
         compensation (Note 7)                                                    61,603                                     61,603
                                  -------------------------------------------------------------------------------------------------

BALANCE,
December 31, 1999                 10,293,735     10,293,735      25,849,961    (170,327)     (496,934)   (27,713,062)     7,763,373
     Net income                                                                                             3,627,940     3,627,940
   Cancellation of shares
         under 1989 stock
         incentive plan (Note 7)     (3,200)        (3,200)                       3,200
     Accrual of interest under
         stock purchase loans                                                                 (22,799)                     (22,799)
    Amortization of deferred
         compensation (Note 7)                                                    61,602                                     61,602
                                  -------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2000                 10,290,535   $ 10,290,535    $ 25,849,961   $ (105,525)   $(519,733)  $(24,085,122)   $11,430,116
                                  =================================================================================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                     -----------------------------------------------------
                                                                              2000                1999               1998
                                                                     -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                               $  3,627,940         $   (752,582)        $  5,368,006

     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Minority interests                                             (216,393)               1,249              232,633
          Amortization of deferred compensation                            61,602               61,603               28,290
          Depreciation and amortization                                    64,093               59,511               45,124
          Deferred income taxes                                           (35,343)          (1,700,000)          (4,800,000)
          Recognition of impairment of real estate
          under development                                             2,519,521
          Provision for warranty reserves                                 283,732              456,283              288,977
     Change in assets and liabilities
         (Increase) decrease in other assets                              (44,421)              34,284             (261,994)
         Increase in accounts payable and accrued liabilities           2,925,060            1,335,611            1,740,563
         Decrease  in warranty reserves                                   (95,035)            (382,619)            (292,631)
         Additions to real estate under development                   (78,035,359)         (66,550,230)         (69,400,417)
         Cost of real estate sales                                     58,561,703           50,242,115           30,444,198
         Accrued interest for executive stock purchase loans              (22,799)             (22,800)             (18,196)
                                                                     ------------------------------------------------------
               Net cash used in operating activities                  (12,925,220)         (14,698,054)         (36,625,447)
                                                                     ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                 (41,895)             (85,695)             (77,605)
                                                                     ------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under related-party notes                               5,650,000           10,970,840           13,852,845
     Payments under related-party notes                                (9,807,789)          (6,981,094)          (5,701,388)
     Borrowings under trust deeds and notes payable                    80,797,103           59,300,047           57,750,061
     Payments under trust deeds and notes payable                     (62,671,754)         (48,608,415)         (26,939,363)
     Contributions from joint venture partners                                                                      770,558
     Distributions to joint venture partners                              (11,798)            (100,000)          (2,864,097)
     Proceeds from issuance of common stock                                                     17,631              324,811
                                                                     ------------------------------------------------------
          Net cash provided by financing activities                    13,955,762           14,599,009           37,193,427
                                                                     ------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents                 988,647             (184,740)             490,375
     Cash and cash equivalents at beginning of the year                 1,405,663            1,590,403            1,100,028
                                                                     ------------------------------------------------------
     Cash and cash equivalents at end of the year                    $  2,394,310         $  1,405,663         $  1,590,403
                                                                     ======================================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended December 31,
                                                                               -----------------------------------------
                                                                                    2000           1999            1998
                                                                               -----------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid (received) during the year for:
          Interest (net of amount capitalized)                                 $      --        $57,524        $135,081
          Income (refund) taxes                                                 (116,380)        21,727         $26,300

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of shares under 1989 stock incentive plan                                                         162,825
     Receipt of executive loans in exchange for issuance of shares                                              455,938
     Sale of the Victorville property                                                                         2,975,982
     Reduction of debt related to the sale of the Victorville property                                        2,975,982
     Acquisition of 50% interest in joint venture in exchange for cash and
       a note payable of $2,000,000                                                           2,000,000

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

(1) Organization

      Nature of operations - Calprop Corporation ("the Company"), a California Corporation, constructs and sells single-family detached and attached homes and townhomes as part of condominiums or planned unit developments in California and Colorado. As of December 31, 2000, the Company had eight residential housing projects in various stages of development, consisting of 341 homes under construction (128 were in escrow), 542 lots under development, and 19 model homes used in selling the various types of housing developed. The Company's products range from homes for first-time buyers to custom homes.

      Basis of presentation - The accompanying financial statements include the accounts of Calprop Corporation and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

      The Company has consolidated the financial statements of the following entities:

---------------------------------------------------------------------------------------------------------------------------------
                                                      Ownership interest at
                             Entity                     December 31, 2000              Development
---------------------------------------------------------------------------------------------------------------------------------

  Colorado Pacific Homes, Inc. ("CPH")                        80%               Real estate in the state of Colorado

  DMM Development, LLC ("DMM")                                67%               Cierra del Lago and Antares projects, California

  Montserrat II, LLC ("Mont II")                              99%               Montserrat Estate project, California

  Parkland Farms Development Co., LLC ("Parkland")            99%               115 lots in Healdsburg, California

  RGCCLPO Development Co., LLC ("RGCCLPO")                   100%               382 lots in Milpitas, California

  PWA Associates, LLC ("PWA")                                 50%               68-unit apartment in Milpitas, California
---------------------------------------------------------------------------------------------------------------------------------

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

      RGCCLPO: Pursuant to the operating agreement of RGCCLPO, Calprop was entitled to receive fifty percent of the profits of RGCCLPO, and the other member, RGC, was entitled to receive the remaining fifty-percent of the profits. During December 1999, Calprop purchased all of RGC's ownership interest in RGCCLPO.

      As a result of the consolidations, the Company has recorded minority interest of $0 and $228,191 as of December 31, 2000, and December 31, 1999, respectively.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

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

      Cash and cash equivalents - The Company considers readily marketable securities with a maturity of 90 days or less at the date of purchase to be cash equivalents.

      Income taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

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

      In addition to the Company's one-year warranty, California and Colorado law provides the Company's customers certain implied warranties, the scope and duration of which exceed the Company's express warranties. The Company requires its subcontractors to indemnify the Company in writing and requires the insurance of the subcontractor to provide that the Company is a primary insured on their insurance policy and an additional insured from its subcontractors for liabilities arising from their work, except for liability arising through the sole negligence or willful misconduct of the Company or from defects in designs furnished by the Company. Nevertheless, the Company is primarily liable to its customers for breach of warranty. The Company has builder's product liability insurance coverage which it believes to be adequate in light of the Company's claims history.

      Employee stock plans - The Company adheres to APB Opinion No. 25 to account for its stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share consistent with SFAS No. 123, "Accounting for Stock-Based Compensation."

      Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Segment information - The Company is in one business segment, the residential housing industry, and as a result, substantially all of the assets of the Company are devoted to that segment and accordingly the Company does not provide additional segment disclosure.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

      Reclassifications - Certain prior year amounts have been reclassified to conform to the 2000 presentation.

      Fair value of financial instruments - Management believes the recorded value of notes payable to financial institutions approximate the fair market value as a result of variable interest rates and short-term durations. Management also believes that it is not practical to estimate the fair value of related-party notes.

      Recent accounting pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" in June 1998 and June 2000, respectively. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000 and require all derivatives to be recorded on the balance sheet at fair value. If the derivative instrument qualifies as a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 and 138 will not have a material impact on the Company's financial position or results of operations.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued SAB 101B to defer the effective date for implementation of SAB 101 until the fourth quarter of fiscal 2000. SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

(3) Real Estate Under Development

      Real estate under development at December 31, 2000 and 1999 is summarized as follows:

                                                         2000                            1999
                                                 -----------------------------------------------------------------
                                                         Amount       Units/Lots         Amount        Units/Lots
                                                 -----------------------------------------------------------------
Single-family residences                              $28,208,788            100      $19,822,171             111
Townhomes                                              50,427,091            260       14,503,476              41
Apartments                                                210,502                         251,949
                                                 -----------------------------------------------------------------
Total single family residences                         78,846,381            360       34,577,596             152
Land under development                                 16,954,843            360       41,980,927             994
                                                 -----------------------------------------------------------------
Total real estate under development before
     investment in joint venture                       95,801,224            720       76,558,523           1,146
Investment in joint ventures                            2,743,223            182        2,512,268
                                                 -----------------------------------------------------------------
Total real estate under development                   $98,544,447            902      $79,070,791           1,146
                                                 =================================================================

      Investment in joint ventures represents the Company's investment in Mission Gorge, LLC and RGC Carmel County Associates, LLC. In 1996, Mission Gorge, LLC, a California limited liability company, was formed and the Company transferred its Mission Gorge property to the joint venture. In connection with the formation, the Curci-Turner Company ("Curci"), exchanged a $2,000,000 note receivable from the Company for a 50% ownership interest in Mission Gorge, LLC. A principal of the Curci-Turner Company is a stockholder of the Company. In 1999, the Company formed RGC Carmel Country Associates, LLC, a California limited liability company, ("RGC Carmel") with RGC. The profits and losses of RGC Carmel are to be distributed between the members as follows, 50% to RGC and 50% to the Company. During 2000, RGC Carmel admitted additional members in the following proportions: The John L. Curci Trust as to a 12.5% interest, The Janet Curci Living Trust No. II as to a 12.5% interest, and an officer of the Company as to a 25% interest in exchange for financing for the project as follows: $2,000,000 in equity and $2,000,000 in notes payable. As a result, the Company's interest in RGC Carmel was reduced to 25%, which is accounted for under the equity method of accounting.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

Development operations in 2000, 1999 and 1998 are summarized as follows:

                                                  2000                       1999                       1998
                                                --------------------------------------------------------------------------
REAL ESTATE SALES:                               Amount           Units     Amount          Units      Amount        Units
                                                --------------------------------------------------------------------------
     Single-family residences                  $36,056,559          141    $52,598,849        226     $33,071,722     162
     Townhomes                                  28,182,056           78
                                                --------------------------------------------------------------------------
          Total Sales                           64,238,615          219     52,598,849        226      33,071,722     162

COST OF REAL ESTATE SALES:
     Single-family residences                   34,607,881                  49,576,788                 30,124,006
     Townhomes                                  23,665,837                     198,089                     31,215
     Apartments                                      4,253                      10,956
     Warranty                                      283,732                     456,282                    288,977
                                               -----------                 -----------                -----------
          Total Cost of Sales                   58,561,703                  50,242,115                 30,444,198

 Recognition of impairment of real estate
     under development                                                     (2,519,521)
                                               -----------                 -----------                -----------

Income (loss) from development operations       $5,676,912                  $(162,787)                 $2,627,524
                                               ===========                ============                ===========

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

(4) Other Assets

      Other assets at December 31, 2000 and 1999 are as follows:

                                                             Interest Rate       Outstanding  Balance
                                                             --------------  ----------------------------
                                                                                  2000             1999
                                                                                -------------------------
Trust deeds receivable                                        10%-12%            $55,859        $118,853
Less reserve                                                                    (30,000)        (50,000)
                                                                                -------------------------
Net trust deeds receivable                                                        25,859          68,853
Related-party receivable                                                          70,000          70,000
Deposits in escrow                                                                 1,000           1,000
Office equipment and other, net of accumulated depreciation
of $246,916 and $182,823 as of December 31, 2000 and 1999,
respectively                                                                     690,600         617,117
Prepaid expenses                                                                  75,953          84,219
                                                                                -------------------------
Other assets                                                                    $863,412        $841,189
                                                                                =========================

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

(5) Trust Deeds, Notes Payable and Related-Party Notes

      Trust deeds, notes payable and related party notes as of December 31, 2000 and 1999 are as follows:

                                                                                                 Balance
                                                                                      -------------------------------
                                                                                          2000               1999
                                                                                      -------------------------------
Trust Deeds and Notes Payable:

Notes payable to financial institutions, secured by development projects' trust deeds - variable interest rates ranging from 6.25% to prime + 2.0%, (9.50% at
December 31, 2000); maturing January 2001 through July 2029                            $66,341,488       $48,216,139
                                                                                      ===============================
Related-Party Notes:

Notes payable to related parties, secured by development projects' trust deeds -
interest rates of 12%; maturing on demand through December 2001                        $13,719,075       $16,606,299

Notes payable to related parties, unsecured - interest rates of 10% and 12%;
maturing on demand through January 2002                                                  6,983,168         8,253,733
                                                                                      -------------------------------
Total related party notes                                                               20,702,243        24,860,032
                                                                                      -------------------------------
Total trust deeds and related party notes                                              $87,043,731       $73,076,171
                                                                                      ===============================

      As of December 31, 2000, the Company had remaining loan commitments from banks and financial institutions of approximately $40,746,000 which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      Related-Party Notes - The Company has the following notes payable to Curci at December 31, 2000 and 1999. Under the terms of certain of the notes payable, Curci receives interest and participates in "Net Proceeds" from certain projects, as defined in the loan agreement, which is comparable to net profit:

                                                  December 31,     December 31,
             Project               Profit share       2000             1999
      -------------------------   -------------- ------------     ------------
      Summertree Park                   40%      $        --         $860,150
      Parkland Farms                    50%               --        2,999,888
      High Ridge Court                  50%        3,084,491        2,196,261
      Saddlerock                        50%        2,600,000        2,350,000
      Mockingbird Canyon                50%        2,608,912        2,750,000
      Montserrat Classics               50%        3,450,000        3,450,000
                                                 ------------     ------------
                                                  11,743,403       14,606,299
                                                 ------------     ------------
      Other:
        Unsecured loans                            2,129,357        1,604,250
                                                 ------------     ------------
            Total - Curci                        $13,872,760      $16,210,549
                                                 ============     ===========

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

      During the years ended December 31, 2000, 1999, and 1998, net participation proceeds expensed to cost of real estate sales in the accompanying consolidated statements of operations were $514,105, $391,960, and $0, respectively. Accrued participation proceeds included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2000 and 1999 was $906,065 and $391,960, respectively.

      Other Related Parties

      During 1999, the Company purchased RGC's fifty percent ownership in RGCCLPO. Consideration for the purchase consisted of issuance of a note payable for $2,000,000 and payment of cash of $1,000,000. As of December 31, 2000, the outstanding principal balance on this loan totaled $2,000,000. The note matures on December 20, 2001.

      During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due to an officer of the Company and a related party of $581,542 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of December 31, 2000, the outstanding principal due on these notes was $581,542 and $462,330, respectively. As of December 31, 1999, $581,542 and $462,330 was outstanding. The notes mature on December 31, 2001.

      Included in notes payable to related parties is a note payable to Mission Gorge, LLC which bears interest at 12%. The outstanding balance as of December 31, 2000 and 1999 was $2,000,000. The note matures on December 31, 2001.

      Included in notes payable to related parties are notes payable to an officer which bear interest at 12%. Outstanding balances as of December 31, 2000 and 1999 were $1,045,611 and $2,865,611, respectively. The notes mature on demand through December 31, 2001.

      As of December 31, 2000, the Company had loans, which bear for interest at 10% and prime plus 1% (9.50% at December 31, 2000) and in which certain loans are due on demand from related parties. The remaining notes mature on September 1, 2001. As of December 31, 2000 and 1999, these loans totaled $740,000.


      Aggregate future principal payments due on trust deeds payable, notes payable and related party notes are as follows:

                        Years Ended
                        December 31
                        ---------------------------------------
                        2001                       $86,043,731
                        Thereafter                   1,000,000
                        ---------------------------------------
                        Total                      $87,043,731
                        =======================================

      During 2000, 1999 and 1998, the Company paid interest of $2,432,635, $2,124,618 and $1,446,132, respectively, on loans from related parties. The Company capitalized interest of approximately $2,412,029, $2,067,094 and $1,311,051 for 2000, 1999 and 1998, respectively.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

(6)   Income Taxes

      The benefit for income taxes consists of the following:

                                                     Year Ended December 31,
                                     -----------------------------------------------------
                                          2000               1999                 1998
                                     -----------------------------------------------------
   Current income tax expense            $35,343             $16,627               $26,300

   Net deferred income tax benefit      (35,343)         (1,700,000)           (4,800,000)

   Income tax refund                   (141,488)
                                     -----------------------------------------------------
                                      $(141,488)        $(1,683,373)          $(4,773,700)
                                     =====================================================

      During the years ended December 31, 2000, 1999 and 1998, the Company reduced the deferred tax valuation allowance to recognize a deferred income tax benefit of $35,343, $1,700,000 and $4,800,000, respectively. The deferred tax benefit is based upon expected utilization of net operating loss carryforwards. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $6,535,343 of deferred tax assets will be realized.

      As of December 31, 2000, the Corporation had net operating loss carryforwards for federal and state income tax purposes of approximately $20,650,000 and $3,900,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2013, and from 2001 through 2003, respectively.

      Benefit for income taxes in 2000 of $141,488 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

      The deferred income tax assets, resulting from differences between accounting for financial statements purposes and tax purposes, less valuation allowance, are as follows:

                                              2000                    1999
                                       ---------------------------------------

Inventory reserves                           $214,000              $1,128,000
Warranty reserves and others                  500,000                 218,000
State net operating loss                      235,000                 376,000
Federal net operating loss                  7,020,000               7,768,000
                                       ---------------------------------------
                                            7,969,000               9,490,000
Valuation allowance                       (1,433,657)             (2,990,000)
                                       ---------------------------------------
                                           $6,535,343              $6,500,000
                                       =======================================

The following is a reconciliation of the federal statutory rate to the Company's effective rate for 2000, 1999, and 1998:

                                                        2000                          1999                          1998
                                            ----------------------------------------------------------------------------------------
                                                 Amount     Percentage          Amount     Percentage          Amount     Percentage
                                            ----------------------------------------------------------------------------------------
Statutory rate                               $1,185,394            34%      $(828,225)          (34)%        $202,064            34%

State franchise tax, net of federal
tax benefit                                     208,884             6%          16,627            .7%          26,300           4.4%

Change in valuation allowance               (1,538,994)        (44.1%)       (871,775)        (35.8%)     (5,002,064)       (841.6%)

Other                                             3,228            .1%
                                            ----------------------------------------------------------------------------------------
                                             $(141,488)           (4%)    $(1,683,373)        (69.1%)    $(4,773,700)       (803.2%)
                                            ========================================================================================


(7)   Qualified and Non-Qualified Stock Option Plans

      The Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation costs have been recognized for its fixed stock option plans during 2000, 1999, and 1998. The compensation cost that has been charged against income for its stock incentive plan was $61,602 in 2000, $61,203 in 1999 and $28,290 in 1998. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                                2000                   1999                     1998
                                                                ----                   ----                     ----
      Net income (loss) to
          common shareholders:            As reported         $3,627,940             $(752,582)               $5,368,006
                                          Pro forma           $3,505,121           $(1,047,863)               $5,079,334

      Diluted income (loss) per share:    As reported               $.35                $(0.07)                    $0.52
                                          Pro forma                 $.34                $(0.10)                    $0.49

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

      The 1983 Stock Option Plan authorized an aggregate of 653,006 (adjusted for stock dividends) shares of common stock to be reserved for grant. The 1983 Stock Option Plan expired in September, 1993. Changes in the 1983 Stock Option Plan are summarized as follows:

                                                     2000                      1999                    1998
                                             -------------------     --------------------------  -------------------
                                                        Weighted                       Weighted            Weighted
                                                         Average                        Average             Average
                                                        Exercise                       Exercise            Exercise
                                             Shares       Price      Shares              Price   Shares      Price
                                             -------------------     --------------------------  -------------------
Outstanding, beginning of year                 58,000     $2.93               59,000     $2.92    149,500     $1.69
Granted

Exercised                                                                       (500)    $2.50   (90,000)     $0.88

Canceled                                                                        (500)    $2.50      (500)     $2.50
                                             -------------------     --------------------------  -------------------
Outstanding, end of year                       58,000     $2.93               58,000     $2.93     59,000     $2.92
                                             ===================     ==========================  ===================
Exercisable, end of year                       48,000                         48,500               44,000
                                             ==========              ================            =========

      The 1993 Stock Option Plan, (amended by the shareholders May 20, 1999) authorizes an aggregate of 2,000,000 shares of the Company's common stock to be reserved for grant. The options fully vest a year from the date of grant. Changes in the 1993 Stock Option plan are summarized as follows:

                                                     2000                      1999                    1998
                                             -------------------     --------------------------  -------------------
                                                        Weighted                       Weighted            Weighted
                                                         Average                        Average             Average
                                                        Exercise                       Exercise            Exercise
                                             Shares       Price      Shares              Price   Shares      Price
                                             -------------------     --------------------------  -------------------
Outstanding, beginning of year                866,800     $1.27              634,000     $1.14  1,137,000     $0.85
Granted                                                                      260,350     $1.56    274,900     $1.63
Exercised                                                                   (18,300)     $0.90  (766,250)     $0.89
Canceled                                      (6,100)     $1.55              (9,250)     $1.48   (11,650)     $0.77
                                             -------------------     --------------------------  -------------------
Outstanding, end of year                      860,700     $1.27              866,800     $1.27    634,000     $1.14
                                             ===================     ==========================  ===================
Exercisable, end of year                      860,700                        607,950              384,100
                                             ==========              ================            =========
Available for grant, end of year              328,250                        320,650               83,250
                                             ==========              ================            =========

      The following table summarizes information about the outstanding options at December 31, 2000, from the Company's 1983 and 1993 stock option plans:

                                       Options Outstanding                                          Options Exercisable
                -----------------------------------------------------------------------    -------------------------------------
                                         Weighted-Average                                       Number
   Range of     Number Outstanding          Remaining             Weighted-Average           Exercisable       Weighted Average
Exercise Prices     at 12/31/00         Contractual Life           Exercise Price            at 12/31/00         Exercise Price
---------------  -----------------------------------------------------------------------    ------------------------------------
$0.69 to $0.96       298,000                4.8 years                    $0.72                     298,000              $0.72
$1.00 to $1.88       562,700                8.1 years                    $1.56                     562,700              $1.56
$2.50 to $3.00        58,000                1.0 years                    $2.93                      48,000              $2.92
                -----------------------------------------------------------------------    -------------------------------------
$0.69 to $3.00       918,700                6.6 years                    $1.37                     908,700              $1.35
                ================================================================================================================

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

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


                                                                2000             1999              1998
                                                            --------------------------------------------
Issued shares, beginning of year                             422,280          435,680           337,580

Issued                                                                                          103,500

Shares cancelled/returned at termination of employment       (3,200)         (13,400)           (5,400)
                                                            --------------------------------------------
Issued shares, end of year                                   419,080          422,280           435,680
                                                            ============================================
Vested, end of year                                          335,180          287,080           229,180
                                                            ============================================
Available for award, end of year                                  --               --            65,320
                                                            ============================================

      Included as a separate deduction of stockholder's equity is deferred compensation relating to this plan of $105,525 and $170,327 as of December 31, 2000, and 1999, respectively.

      The 1992 Director Stock Option Plan authorizes an aggregate amount of 100,000 shares to be granted. Each year, the directors that are members of the stock option committee are granted options to buy 7,500 shares at the market price at the date of grant, exercisable one year after grant, and expire 10 years after the grant date. During 2000, 1999, and 1998, 15,000 shares, 15,000 shares and 15,000 shares, respectively, were granted under this plan at an exercise prices of $1.27, $1.63, and $1.13 per share, respectively. The exercise prices represent the market price at the date of grant. At December 31, 2000, 15,000 shares were outstanding related to this plan. In 1996, the Company issued warrants to purchase 150,000 shares of common stock. As of December 31, 2000, 150,000 warrants were outstanding.

      The weighted-average fair value of the options granted during 2000, 1999 and 1998 is $0.61, $0.98 and $1.20, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.5 percent for all years; dividend yield of zero percent for all years; expected lives of 5.0, 9.7, and 9.7 years; and volatility of 44, 28, and 61 percent.

      For the year ended December 31, 1999, options were not included in the computation of diluted net loss per common share because the effect would be antidilutive to the net loss in the period. However, for the years ended December 31, 2000 and 1998, 579,700 and 328,900 options were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

      On March 10, 1998, three officers and a director of the Company exercised options to purchase a total of 720,000 shares of common stock with a weighted-average exercise price of $0.8989 per share. The Company received $199,395 cash from an officer and received $447,813 in notes receivable from the remaining two officers and the director as a result of the exercise of these options. The notes receivable accrue interest at 4.987% and mature on March 10, 2001 and are guaranteed by the officers. The notes' maturity dates have been extended to March 10, 2004.

      On October 15, 1998, one officer of the Company exercised options to purchase a total of 10,000 shares of common stock with a weighted-average exercise price of $0.8125 per share. The Company received a note receivable for $8,125 from the officer as a result of the exercise of these options. The note receivable accrues interest at 4.987% and matures on October 15, 2001 and is guaranteed by the officer.

      As of December 31, 2000 and 1999, accrued interest for the stock purchase loans was $63,796 and $40,996, respectively.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

(8)   Earnings Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                       2000                 1999              1998
                                                   ---------------------------------------------------
Numerator:
     Net income (loss)                               $3,627,940          $  (752,582)      $5,368,006
                                                   ---------------------------------------------------
     Numerator for basic and diluted net income
     (loss) per share                                 3,627,940             (752,582)       5,368,006
                                                   ===================================================

Denominator for basic net income (loss) per share    10,290,816           10,289,852       10,005,565
     Effect of dilutive stock options                   170,753                               275,730
                                                   --------------------------------------------------
Denominator for dilutive net income (loss)
     per share (weighted average outstanding shares) 10,461,569           10,289,852       10,281,295
                                                    =================================================
Basic net income (loss) per share                         $0.35               $(0.07)           $0.54
                                                    =================================================
Diluted net income per share                              $0.35               $(0.07)           $0.52
                                                    =================================================

(9)   Commitments and Contingencies

      Legal - There are several legal actions and claims pending against the Company. Based on the advice of legal counsel, management believes that the ultimate liability, if any, which may result from any of these lawsuits will not materially affect the financial position or results of operations of the Company.

      Employee benefit plan - The Company has a 401(k) plan (the "Plan"), which allows eligible employees to contribute from 1 percent to 15 percent of their annual compensation, not to exceed statutory limits. Company matching is at management's discretion. Currently, the Company matches 100 percent of the first 6 percent of base compensation that participants contribute any plan year. The Company's contribution to the Plan for the years ended December 31, 2000, 1999, and 1998 was $116,312, $123,924, and
      $0, respectively.

      Leases - The Company has operating leases that expire through 2005. Future minimum rent as of December 31, 2000, is $170,758 in 2001, $95,902 in 2002, $84,931 in 2003, $68,851 in 2004, $11,531 in 2005, and $0
      thereafter, for a total of $431,973. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $188,711, $159,431, and $137,854,
      respectively.

(10)  Quarterly Financial Data - (unaudited)

      Year Ended December 31, 2000

                                                       First                 Second                 Third                 Fourth
                                                 ----------------------------------------------------------------------------------
Sales                                               $7,583,363            $10,214,099           $16,525,836            $29,915,317
                                                 ==================================================================================
(Loss) income from development operations           $(322,839)               $813,142            $1,760,022             $3,426,587
                                                 ==================================================================================
Net (loss) income                                   $(573,085)               $194,656              $897,640             $3,108,729
                                                 ==================================================================================
Basic (loss) income per share                          $(0.06)                  $0.02                 $0.09                  $0.30
                                                 ==================================================================================
Diluted income per share                               $(0.06)                  $0.02                 $0.09                  $0.30
                                                 ==================================================================================

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

      Year Ended December 31, 1999

                                                       First                 Second                 Third                 Fourth
                                                 ----------------------------------------------------------------------------------
Sales                                               $7,782,859            $18,381,700           $15,730,888            $10,703,402
                                                 ==================================================================================
Income (loss) from development operations             $736,453               $511,209          $(1,889,442)               $478,993
                                                 ==================================================================================
Net income (loss)                                     $328,193                $74,834              $927,006           $(2,082,615)
                                                 ==================================================================================
Basic income (loss) per share                            $0.03                  $0.01                 $0.09                $(0.20)
                                                 ==================================================================================
Diluted income per share                                 $0.03                  $0.01                 $0.09                $(0.20)
                                                 ==================================================================================

                               CALPROP CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   For the three years ended December 31, 2000

                                                                     Trust Deeds
                                                 Warranty             Receivable
                                                 Reserve               Reserve
                                              ---------------------------------
Balance January 1, 1998                          $288,278              $50,000

     Additions charged to operations              288,977                  --

     Reductions                                 (292,631)                  --
                                              ---------------------------------
Balance December 31, 1998                         284,624               50,000

     Additions charged to operations              456,282                  --

     Reductions                                 (382,619)                  --
                                              ---------------------------------
Balance December 31, 1999                         358,287               50,000

     Additions charged to operations              283,732                  --

     Reductions                                  (95,035)              (20,000)
                                              ---------------------------------
Balance December 31, 2000                        $546,984              $30,000
                                              =================================

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


CALPROP CORPORATION
----------------------------
(Registrant)


                                                               March 26, 2001
                                                            --------------------
-----------------------------                                       Date
Victor Zaccaglin,
Chairman of the Board
  and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                               March 26, 2001
-----------------------------                               --------------------
Mark F. Spiro                                                       Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)

                                                               March 26, 2001
-----------------------------                               --------------------
Ronald S. Petch                                                     Date
President


                                                               March 26, 2001
-----------------------------                               --------------------
E. James Murar                                                      Date
Director


                                                               March 26, 2001
-----------------------------                               --------------------
Mark T. Duvall                                                      Date
Director


                                                               March 26, 2001
-----------------------------                               --------------------
John L. Curci                                                       Date
Director


                                                               March 26, 2001
-----------------------------                               --------------------
Victor Zaccaglin                                                    Date
Chairman of the Board
Chief Executive Officer