Form 10-Q
period 2001-03-31
CALPROP CORP
filed 2001-05-14
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________________ to _________________

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

Number of shares outstanding of each of Registrant's classes of common stock, as of April 10, 2001:

                                                     Number of Shares
Title of Each Class                                  Outstanding
-------------------                                  -----------

Common Stock, no par value                           10,290,535

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

      Set forth is the unaudited quarterly report for the quarters ended March 31, 2001 and 2000, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   March 31,
                                                        2001        December 31,
                                                 (Unaudited)                2000
                                                ------------        ------------

Real estate under development                   $ 91,900,512        $ 98,544,447

Other assets:
  Cash and cash equivalents                        3,516,678           2,394,310
  Deferred tax asset (note 2)                      6,535,343           6,535,343
  Other assets                                       874,126             863,412
                                                ------------        ------------
     Total other assets                           10,926,147           9,793,065
                                                ------------        ------------

                                                $102,826,659        $108,337,512
                                                ============        ============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31,
                                                                     2001       December 31,
                                                              (Unaudited)               2000
                                                            -------------      -------------
Trust deeds and notes payable                               $  60,966,031      $  66,341,488
Related-party notes                                            19,634,273         20,702,243
                                                            -------------      -------------
     Total trust deeds, notes payable and related-party        80,600,304         87,043,731
      notes
Accounts payable and accrued liabilities                        8,876,730          9,316,681
Warranty reserves                                                 580,939            546,984
                                                            -------------      -------------
     Total liabilities                                         90,057,973         96,907,396

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,290,535 shares at
    March 31, 2001 and December 31, 2000                       10,290,535         10,290,535
  Additional paid-in capital                                   25,849,961         25,849,961
  Deferred compensation                                          (105,525)          (105,525)
  Stock purchase loans                                           (525,340)          (519,733)
  Accumulated deficit                                         (22,740,945)       (24,085,122)
                                                            -------------      -------------
     Total stockholders' equity                                12,768,686         11,430,116
                                                            -------------      -------------

                                                            $ 102,826,659      $ 108,337,512
                                                            =============      =============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                           ------------------------------
                                                               2001              2000
                                                           ------------      ------------
Development operations:
  Real estate sales                                        $ 23,672,136      $  7,583,363
  Cost of real estate sales                                  21,626,299         7,906,202
                                                           ------------      ------------
Income (loss) from development operations                     2,045,837          (322,839)
                                                           ------------      ------------

Other income                                                     33,183            38,051
                                                           ------------      ------------

Other expenses:
  General and administrative                                    734,843           636,005
  Interest                                                                         16,762
                                                           ------------      ------------
Total other expenses                                            734,843           652,767
                                                           ------------      ------------

Income (Loss) before minority interest                        1,344,177          (937,555)

Minority interest (note 4)                                                       (226,393)

Income (loss) before benefit for income taxes                 1,344,177          (711,162)
Benefit for income taxes (note 2)                                                (138,077)
                                                           ------------      ------------
Net income (loss)                                          $  1,344,177      $   (573,085)
                                                           ============      ============

Basic and diluted net income (loss) per share (note 3)     $       0.13      $      (0.06)
                                                           ============      ============

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                            2001             2000
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $  1,344,177      $   (573,085)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Minority interests                                                                  (226,393)
         Depreciation and amortization                                       13,541            15,486
         Provision for warranty reserves                                    105,475           (27,595)
     Change in assets and liabilities:
         Increase in other assets                                           (38,533)          (49,501)
         Decrease in prepaid expenses                                        14,278            14,765
         (Decrease) increase in accounts payable and accrued
          liabilities                                                      (439,951)          976,441
         (Decrease) increase in warranty reserves                           (71,520)          142,899
         Additions to real estate under development                     (14,982,364)      (14,841,270
         Cost of real estate sales                                       21,626,299         7,906,203
         Accrued interest for executive stock purchase loans                 (5,607)           (5,669)
                                                                       ------------      ------------
               Net cash provided by (used in) operating activities        7,565,795        (6,667,719)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Capital expenditures                                                                      (7,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related-party notes                                                   2,000,000
     Payments under related-party notes                                  (1,067,970)       (2,665,235)
     Borrowings under trust deeds and notes payable                      16,567,719        13,705,226
     Payments under trust deeds and notes payable                       (21,943,176)       (6,815,033)
     Distributions to joint venture partner                                                    (1,798)
                                                                       ------------      ------------
               Net cash (used in) provided by financing activities       (6,443,427)        6,223,160
                                                                       ------------      ------------
     Net increase (decrease) in cash and cash equivalents                 1,122,368          (451,801)
     Cash and cash equivalents at beginning of period                     2,394,310         1,405,663
                                                                       ------------      ------------
     Cash and cash equivalents at end of period                        $  3,516,678      $    953,862
                                                                       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
     Cash paid during the period for -

         Interest (net of amount capitalized)                                            $     16,762

         Income taxes                                                  $      2,891             3,411

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Cancellation of non-vested shares under 1989 stock

        Incentive plan                                                                   $      3,200

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

Note 1: Basis of presentation and significant accounting policies

      The unaudited, condensed, consolidated financial statements included herein have been prepared by the registrant pursuant to the instructions to Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnote disclosure required by accounting principles generally accepted in the United States of America. The accompanying financial statements have not been examined by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary to summarize fairly the financial position of Calprop Corporation ("the Company") and results of operations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K, particularly with regard to disclosures relating to major accounting policies.

      Recent accounting pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an Amendment of FASB Statement No. 133 in June 1998 and June 2000, respectively. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000 and require all derivatives to be recorded on the balance sheet at fair value. If the derivative instrument qualifies as a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 and 138 did not have an impact on the Company's financial position or results of operations.

      The results of operations for the three months ended March 31, 2001 may not be indicative of the operating results for the year ending December 31, 2001.

Note 2: Income taxes

      During the three months ended March 31, 2001, the Company reduced the deferred tax asset valuation allowance by $537,671 which fully offset the provision for income taxes. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that the $6,535,343 of deferred tax assets will be realized.

      As of March 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $19,300,000 and $2,500,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2013, and from 2001 through 2003, respectively.

      Income taxes in 2000 includes the net refund of $141,488 resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994.

Note 3: Earnings per share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                        Three Months Ended
                                                                            March 31,
                                                                  -----------------------------
                                                                       2001            2000
                                                                  -----------------------------
      Net income (loss)                                           $  1,344,177     $   (573,085)
                                                                  =============================
      Weighted average shares for basic net income (loss) per
         share                                                      10,290,535       10,291,673
         Effect of dilutive stock options                              125,840
                                                                  -----------------------------
      Weighted average shares for dilutive net income per share     10,416,375       10,291,673
                                                                  =============================
      Basic net income (loss) per share                           $       0.13     $      (0.06)
                                                                  =============================
      Diluted net income (loss) per share                         $       0.13     $      (0.06)
                                                                  =============================

      Options to purchase 1,083,700 shares of common stock were outstanding as of March 31, 2001 and December 31, 2000. For the three months ended March 31, 2001, 594,700 options were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock. For the three months ended March 31, 2000, options were not included in the computation of diluted net loss per common share because the effect would be antidilutive to the net loss in the period.

Note 4: Minority interest

      The Company has consolidated the financial statements of the following entities:

      --------------------------------------------------------------------------------------------------------------
                                                Ownership interest at
                 Entity                             March 31, 2001              Development
      --------------------------------------------------------------------------------------------------------------
      Colorado Pacific Homes, Inc. ("CPH")                  80%     Real estate in the state of Colorado

      DMM Development, LLC ("DMM")                          67%     Cierra del Lago and Antares projects, California

      Montserrat II, LLC ("Mont II")                        99%     Montserrat Estate project, California

      Parkland Farms Development Co., LLC ("Parkland")      99%     115 lots in Healdsburg, California

      RGCCLPO Development Co., LLC ("RGCCLPO")             100%     382 lots in Milpitas, California

      PWA Associates, LLC ("PWA")                           50%     68-unit apartment in Milpitas, California
      --------------------------------------------------------------------------------------------------------------

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

      None of the loss ($34,505) incurred by the entities related to the minority interest for the three months ended March 31, 2001 was allocated to the minority interest because the minority interest had a deficit interest in the Company. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of March 31, 2001 and December 31, 2000 was $93,310 and $58,805, respectively. As a result, the Company has recorded minority interest of $0 as of March 31, 2001 and December 31, 2000.

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

Liquidity and capital resources

      As of March 31, 2001, the Company had remaining loan commitments from financial institutions of approximately $48,700,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of March 31, 2001, the Company had eight residential housing projects in various stages of development, with five producing revenues from completed homes: Parkland Farms, Parc Metropolitan, High Ridge Court, Saddlerock and Creekside Estates. The remaining three projects, Montserrat Classics, Parcwest Apartments and McGuire Luxury Apartments are in various stages of development. As of March 31, 2001, the Company has 317 homes under construction, of which 133 are in escrow to be sold, and 19 model units. Additionally, the Company has an inventory of 498 lots under development.

      As of March 31, 2001, the Company had 133 units in escrow ("backlog") compared with a backlog of 158 units as of March 31, 2000. The gross revenues of such backlog was $52,780,000 and $46,350,000 as of March 31, 2001 and 2000,
respectively.

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

Results of operations

      Real estate sales for the three months ended March 31, 2001 increased 212.2% to $23,672,136 from $7,583,363 for the three months ended March 31, 2000.
In the first quarter of 2001, the Company sold 68 homes with an average sales price of $348,100, a 106.1% increase in the volume of home sales compared to 33 homes with an average sales price of $209,000. The higher average sales price for the first quarter in 2001 is due to the higher priced Parc Metropolitan and Creekside Estates projects.

      Gross profit (loss) increased to $2,045,837 in the first quarter of 2001 from $(322,839) in the first quarter of 2000. The significant increase of gross profit during the first quarter of 2001 results from the increase in the number of home sales in the higher profit margin projects Parc Metropolitan and Parkland Farms compared to the lower profit margin projects Summertree Park and High Ridge Court primarily sold during 2000. In addition, the Antares project which completed construction in 1999 and the last unit sold in January 2000 had incurred warranty costs of approximately $500,000 recognized in the first quarter of 2000.

      During the first quarter of 2000, the Company sold all 25 lots in the Templeton Heights project in Colorado for a loss on sale of land of $153,935.

      General and administrative expenses increased to $734,843 in the first quarter of 2001 from $636,005 in the corresponding 2000 period. The increase is due to the significant growth in the number of lots under development.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits -

            27    Financial data schedule

(b)   Reports on Form 8-K

                  A Current Report on Form 8-K dated March 26, 2001 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its audited consolidated financial statements for the year ended December 31, 2000 and unaudited consolidated financial statements for the quarter ended December 31, 2000, and under item 7(c) a press release announcing Calprop Corporations' 2000 annual and fourth quarter results.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CALPROP CORPORATION

                  By:   /s/ Mark F. Spiro
                        ----------------------------------------
                        Mark F. Spiro
                        Vice President/Secretary/Treasurer
                        (Chief Financial and Accounting Officer)
                        May 14, 2001