Form 10-Q
period 2001-06-30
CALPROP CORP
filed 2001-08-14
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2001 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________________ to __________________

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

Number of shares outstanding of each of Registrant's classes of common stock, as of July 6, 2001:

                                                                Number of Shares
Title of Each Class                                             Outstanding
------------------------------                                  ----------------

Common Stock, no par value                                      10,290,535

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

      Set forth is the unaudited quarterly report for the quarters ended June 30, 2001 and 2000, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     June 30,       December 31,
                                                         2001               2000
                                                 (Unaudited)
                                                 ------------       ------------

Real estate under development                    $ 88,864,348       $ 98,544,447

Other assets:
  Cash and cash equivalents                         3,819,338          2,394,310
  Deferred tax assets (note 2)                      6,535,343          6,535,343
  Other assets                                        852,695            863,412
                                                 ------------       ------------
     Total other assets                            11,207,376          9,793,065
                                                 ------------       ------------

                                                 $100,071,724       $108,337,512
                                                 ============       ============

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,      December 31,
                                                          2001             2000
                                                  (Unaudited)
                                                 -------------    -------------

Trust deeds and notes payable                    $  58,046,577    $  66,341,488
Related-party notes                                 19,946,568       20,702,243
                                                 -------------    -------------
     Total trust deeds, notes payable and           77,993,145       87,043,731
       related-party notes
Accounts payable and accrued liabilities             7,011,559        9,316,681
Warranty reserves                                      579,928          546,984
                                                 -------------    -------------
     Total liabilities                              85,584,632       96,907,396

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,290,535 shares
    at June 30, 2001 and December 31, 2000          10,290,535       10,290,535
  Additional paid-in capital                        25,849,961       25,849,961
  Deferred compensation                               (105,525)        (105,525)
  Stock purchase loans                                (531,009)        (519,733)
  Accumulated deficit                              (21,016,870)     (24,085,122)
                                                 -------------    -------------
     Total stockholders' equity                     14,487,092       11,430,116
                                                 -------------    -------------

                                                 $ 100,071,724    $ 108,337,512
                                                 =============    =============

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                         -----------------------------------------------------------
                                                             2001            2000          2001            2000
                                                         -------------   ------------  -------------   -------------
Development operations:
  Real estate sales                                       $26,757,550    $10,214,099    $50,429,686     $17,797,462
  Cost of real estate sales                                24,377,392      9,400,957     46,003,691      17,307,159
                                                         ------------    ------------------------------------------
Income from development operations                          2,380,158        813,142      4,425,995         490,303
                                                         ------------    ------------------------------------------

Other income                                                   37,436         36,822         70,619          74,873
                                                         ------------    ------------------------------------------

Other expenses:
  General and administrative                                  695,344        618,544      1,430,187       1,254,549

  Interest                                                         --         36,764             --          53,526
                                                         ------------    ------------------------------------------
Total other expenses                                          695,344        655,308      1,430,187       1,308,075
                                                         ------------    ------------------------------------------

Minority interests (note 4)                                    (1,825)            --         (1,825)       (226,393)

Income (loss) before benefit for income taxes               1,724,075        194,656      3,068,252        (516,506)

Benefit for income taxes (note 2)                                  --             --             --         138,077
                                                         ------------    ------------  -------------   ------------
Net income (loss)                                        $  1,724,075    $   194,656   $  3,068,252       ($378,429)
                                                         ============    ============  =============   ============

Basic and diluted net income (loss) per share (note 3)          $0.17          $0.02          $0.30          ($0.04)
                                                                =====          ======         ======         ======

Basic and diluted net income (loss) per share (note 3)          $0.17          $0.02          $0.29          $(0.04)
                                                                =====          ======         ======         ======

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                           -----------------------------
                                                               2001            2000
                                                           ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  3,068,252     $  (378,429)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Minority interests                                          (1,825)       (226,393)
     Depreciation and amortization                               24,513          31,620
     Provision for warrantly reserves                           162,171         375,530
  Change in assets and liabilities:
     Other assets                                               (40,564)       (273,935)
     Prepaid expenses                                            28,556          29,530
     Accounts payable and accrued liabilities                (2,305,122)      1,181,764
     Warranty reserves                                         (129,227)       (224,836)
    Additions to real estate under development              (36,321,767)    (34,109,546)
    Cost of real estate sales                                46,003,691      17,307,159
    Accrued interest for executive stock purchase loans         (11,276)        (11,338)
                                                           -----------------------------
     Net cash provided by (used in) operating activities     10,477,402     (16,298,874)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures                                           (1,788)        (17,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under related-party notes                        2,200,000       3,850,000
  Payments under related-party notes                         (2,955,675)     (6,354,340)
  Borrowings under trust deeds and notes payable             36,597,927      39,712,222
  Payments under trust deeds and notes payable              (44,892,838)    (21,328,469)
  Distributions to joint venture partner                             --          (1,798)
                                                           -----------------------------
     Net cash (used in) provided by financing activities     (9,050,586)     15,877,615
                                                           -----------------------------
  Net increase (decrease) in cash and cash equivalents        1,425,028        (439,052)
  Cash and cash equivalents at beginning of period            2,394,310       1,405,663
                                                           -----------------------------
  Cash and cash equivalents at end of period               $  3,819,338     $   966,611
                                                           =============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest (net of amount capitalized)                                       $53,526
    Income taxes                                               $95,345          $3,395

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

Note 1:     Basis of presentation and significant accounting policies

            The unaudited, condensed, consolidated financial statements included herein have been prepared by the registrant pursuant to the instructions to Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements have not been audited by independent auditors in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Calprop Corporation ("the Company") and results of operations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K, particularly with regard to disclosures relating to major accounting policies.

            Recent accounting pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an Amendment of FASB Statement No. 133 in June 1998 and June 2000, respectively. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000 and require all derivatives to be recorded on the balance sheet at fair value. If the derivative instrument qualifies as a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 and 138 did not have any impact on the Company's financial position or results of operations.

            In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS 142 will be effective January 2002. These new standards are not expected to have a significant impact on the Company's financial position or results of operations.

            The results of operations for the six months ended June 30, 2001 may not be indicative of the operating results for the year ending December 31, 2001.

Note 2:     Income taxes

            As of June 30, 2001, the Company had gross deferred tax assets of $6,741,699 offset by a deferred tax asset valuation allowance of $206,356. During the six months ended June 30, 2001, the Company reduced the deferred tax asset valuation allowance by $1,227,301 which fully offset the provision for income taxes. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that the $6,535,343 of deferred tax assets will be realized.

            As of June 30, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $17,600,000 and $830,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2013, and from 2001 through 2003, respectively.

            Income taxes in 2000 includes the net refund of $141,488 resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994.

Note 3:     Earnings per share

            The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                              Three Months Ended             Six Months Ended
                                                                                    June 30,                     June 30,
                                                                            -------------------------------------------------------
                                                                                2001          2000          2001          2000
                                                                            -------------------------------------------------------
            Net income (loss)                                               $ 1,724,075   $   194,656   $ 3,068,252   $    (378,429)
                                                                            =======================================================

            Weighted average shares for basic net income (loss) per share    10,290,535    10,291,673    10,290,535     10,291,673
               Effect of dilutive stock options                                 157,141       175,105       141,948             --
                                                                            -------------------------------------------------------
            Weighted average shares for dilutive net income per share        10,447,676    10,466,778    10,432,483     10,291,673
                                                                            ===========   ===========   ===========   ============
            Basic net income (loss) per share                                     $0.17         $0.02         $0.30         $(0.04)
                                                                            ===========   ===========   ===========   ============
            Diluted net income (loss) per share                                   $0.17         $0.02         $0.29         $(0.04)
                                                                            ===========   ===========   ===========   ============

            Options to purchase 1,083,700 shares of common stock were outstanding as of June 30, 2001 and December 31, 2000. For the three months and six months ended June 30, 2001, 594,700 options were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

Note 4:     Minority interest

            The Company has consolidated the financial statements of the following entities:

            ------------------------------------------------------------------------------------------------------------
                               Entity                  Ownership interest at                   Development
                                                           June 30, 2001
            ------------------------------------------------------------------------------------------------------------
            Colorado Pacific Homes, Inc. ("CPH")                80%            Real estate in the state of Colorado

            DMM Development, LLC ("DMM")                        67%            Cierra del Lago and Antares projects,
                                                                               California

            Montserrat II, LLC ("Mont II")                      99%            Montserrat Estate project, California

            Parkland Farms Development Co., LLC
            ("Parkland")                                        99%            115 lots in Healdsburg, California

            RGCCLPO Development Co., LLC ("RGCCLPO")           100%            382 lots in Milpitas, California

            PWA Associates, LLC ("PWA")                        100%            68-unit apartment in Milpitas, California
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

            PWA: Pursuant to the operating agreement of PWA, the Company was entitled to receive fifty percent of the profits of PWA, and the other member, RGC Associates, LLC ("RGC Associates"), was entitled to receive the remaining fifty percent of the profits. During May 2001, the Company purchased all of RGC Associates ownership interest in PWA.

            During the six months ended June 30, 2001, $44,513 of the total loss of $46,338 incurred by the entities related to the minority interest was not allocated to the minority interest because the minority interest had a deficit interest in the Company. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of June 30, 2001 and December 31, 2000 was $103,318 and $58,805,
            respectively. As a result, the Company has recorded minority interest of $0 as of June 30, 2001 and December 31, 2000.

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

Liquidity and capital resources

            As of June 30, 2001, the Company had remaining loan commitments from financial institutions of approximately $43,900,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

            As of June 30, 2001, the Company had seven residential housing projects in various stages of development, with five producing revenues from completed homes: Parc Metropolitan, High Ridge Court, Saddlerock, Creekside Estates, and Montserrat Classics. The remaining two projects, Parcwest Apartments and McGuire Luxury Apartments are in various stages of development. As of June 30, 2001, the Company has 285 homes under construction, of which 87 are in escrow to be sold, and 19 model units. Additionally, the Company has an inventory of 454 lots under development.

            As of June 30, 2001, the Company had 87 units in escrow ("backlog") compared with a backlog of 182 units as of June 30, 2000. The gross revenues of such backlog was $31,920,000 and $57,440,000 as of June 30, 2001 and 2000,
respectively.

      On July 17, 2001, the Company obtained a three year working capital loan in the amount of $5,000,000 from the Curci-Turner Company to be used primarily for land acquisitions to support the company's growth programs.

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

Results of operations

            Real estate sales for the three months ended June 30, 2001 increased 162.0% to $26,757,550 from $10,214,099 for the three months ended June 30, 2000.
For the six months ended June 30, 2001, real estate sales increased 183.4% to $50,429,686 from $17,797,462 in the year-earlier period. The increase in real estate sales for the three and six month periods of 2001 was primarily due to the high volume of inventory of completed homes available for sale in 2001 compared to completed homes available for sale in 2000. In the second quarter of 2001, the Company sold 76 homes with an average sales price of $352,200, a 81.0% increase in the volume of home sales compared to 42 homes with an average sales price of $243,200 for the second quarter of 2000. During the first six months of 2001, the Company sold 144 homes with an average sales price of $350,200, a 92.0% increase in the volume of home sales compared to 75 homes with an average sales price of $237,300 for the six months of 2000.

            Gross profit increased to $2,380,158 in the second quarter of 2001 from $813,142 in the second quarter of 2000. For the six months ended June 30, 2001, gross profit increased to $4,425,995 from $490,303 in the corresponding period of 2000. The significant increase of gross profit during the second quarter of 2001 and six months ended June 30, 2001 results from the increase in the number of home sales in the higher profit margin projects Parc Metropolitan and Parkland Farms compared to the lower profit margin projects Summertree Park and High Ridge Court primarily sold during 2000.

            General and administrative expenses increased to $695,344 in the three months ended June 30, 2001 from $618,544 in the corresponding period. For the six months ended June 30, 2001, general and administrative expenses increased to $1,430,187 from $1,254,549 in the corresponding 2000 period. The increase is due to the significant growth in the number of lots under development.

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

            A Current Report on Form 8-K dated May 15, 2001 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended March 31, 2001, and under item 7(c) a press release announcing Calprop Corporations' first quarter results.

            A Current Report on Form 8-K dated July 23, 2001 was filed with the Securities and Exchange Commission (the "Commission") to announce an agreement for a new $5 million, three-year working capital loan to be used primarily for land acquisitions to support the company's growth programs.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            CALPROP CORPORATION


        By: /s/ Mark F. Spiro                       .
            ----------------------------------------
            Mark F. Spiro
            Vice President/Secretary/Treasurer
            (Chief Financial and Accounting Officer)
            August 14, 2001