Form 10-Q
period 2001-09-30
CALPROP CORP
filed 2001-11-14
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001 or

| | Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                      to
                                    ------------------     -------------------

Commission File Number  1-6844

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)

            California                                     95-4044835
   ------------------------------                      -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   13160 Mindanao Way, Suite 180, Marina Del Rey, California             90292
   ---------------------------------------------------------          ---------
   (Address of principal executive offices)                           (Zip Code)

   (Registrant's telephone number, including area code)  (310) 306-4314
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

Number of shares outstanding of each of Registrant's classes of common stock, as of October 16, 2001:

                                                            Number of Shares
Title of Each Class                                         Outstanding
-------------------                                         ----------------

Common Stock, no par value                                  10,267,635

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

      Set forth is the unaudited quarterly report for the quarters ended September 30, 2001 and 2000, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               September 30,        December 31,
                                                   2001                 2000
                                                (Unaudited)
                                               -------------        ------------

Real estate under development                   $ 88,468,000        $ 98,544,447

Other assets:
  Cash and cash equivalents                        4,216,860           2,394,310
  Deferred tax assets (note 2)                     6,535,343           6,535,343
  Other assets                                       899,013             863,412
                                                ------------        ------------
     Total other assets                           11,651,216           9,793,065
                                                ------------        ------------

                                                $100,119,216        $108,337,512
                                                ============        ============

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          September 30,      December 31,
                                                               2001              2000
                                                           (Unaudited)
                                                          -------------     -------------
Trust deeds and notes payable                             $  55,352,665     $  66,341,488
Related-party notes                                          23,679,170        20,702,243
                                                          -------------     -------------
  Total trust deeds, notes payable and related-party         79,031,835        87,043,731
    notes
Accounts payable and accrued liabilities                      6,838,181         9,316,681
Warranty reserves                                               624,330           546,984
                                                          -------------     -------------
     Total liabilities                                       86,494,346        96,907,396

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,267,635 and 10,290,535
    shares at September 30, 2001 and December 31, 2000,
    respectively                                             10,267,635        10,290,535
  Additional paid-in capital                                 25,844,571        25,849,961
  Deferred compensation                                        (105,525)         (105,525)
  Stock purchase loans                                         (531,513)         (519,733)
  Accumulated deficit                                       (21,850,298)      (24,085,122)
                                                          -------------     -------------
     Total stockholders' equity                              13,624,870        11,430,116
                                                          -------------     -------------

                                                          $ 100,119,216     $ 108,337,512
                                                          =============     =============

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                               ------------------------------------------------------------
                                                   2001            2000            2001            2000
                                               ------------    ------------    ------------    ------------
Development operations:
  Real estate sales                            $ 18,880,000    $ 16,525,836    $ 69,309,686    $ 34,323,298
  Cost of real estate sales                      16,688,474      14,765,814      62,692,165      32,072,973
                                               ------------    ------------    ------------    ------------
                                                  2,191,526       1,760,022       6,617,521       2,250,325
  Recognition of Impairment of real estate
    under development (note 1)                   (2,018,088)             --      (2,018,088)             --
                                               ------------    ------------    ------------    ------------
Income from development operations                  173,438       1,760,022       4,599,433       2,250,325

Other income                                         73,412         112,339         144,031         187,212
                                               ------------    ------------    ------------    ------------

Other expenses:
  General and administrative                        874,734         718,548       2,304,921       1,973,097
  Interest                                               --         (40,008)             --          13,518
                                               ------------    ------------    ------------    ------------
Total other expenses                                874,734         678,540       2,304,921       1,986,615
                                               ------------    ------------    ------------    ------------

Minority interests (note 4)                              --          10,000          (1,825)       (216,393)

(Loss) income before income tax expense            (627,884)      1,183,821       2,440,368         667,315
Income tax expense (note 2)                         205,544         286,181         205,544         148,104
                                               ------------    ------------    ------------    ------------
Net (loss) income                              $   (833,428)   $    897,640    $  2,234,824    $    519,211
                                               ============    ============    ============    ============

Basic net (loss) income per share (note 3)     $      (0.08)   $       0.09    $       0.22    $       0.05
                                               ============    ============    ============    ============

Diluted net (loss) income per share (note 3)   $      (0.08)   $       0.09    $       0.21    $       0.05
                                               ============    ============    ============    ============

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                            ----------------------------
                                                                  2001            2000
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  2,234,824    $    519,211
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Minority interests                                            (1,825)       (216,393)
    Depreciation and amortization                                 35,115          47,074
    Recognition of impairment of real estate under
      development                                              2,018,088              --
    Provision for  warrantly reserves                            223,596         134,771
  Change in assets and liabilities:
    Other assets                                                 (55,686)        (64,608)
    Deferred tax assets                                               --         266,926
    Prepaid expenses                                              (9,964)         (6,012)
    Accounts payable and accrued liabilities                  (2,478,500)      2,157,208
    Warranty reserves                                           (146,250)        (19,532)
    Additions to real estate under development               (54,631,981)    (57,800,585)
    Cost of real estate sales                                 62,692,165      32,072,973
    Accrued interest for executive stock purchase loans          (11,780)        (17,068)
                                                            ------------    ------------
      Net cash provided by (used in) operating activities      9,867,802     (22,926,035)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures                                            (5,066)        (27,976)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under related-party notes                         7,440,000       5,650,000
  Payments under related-party notes                          (4,463,073)     (7,815,744)
  Borrowings under trust deeds and notes payable              53,180,517      64,207,545
  Payments under trust deeds and notes payable               (64,169,340)    (38,441,403)
  Purchase of common stock                                       (28,290)             --
  Distributions to joint venture partner                              --         (11,798)
                                                            ------------    ------------
    Net cash (used in) provided by financing activities       (8,040,186)     23,588,600
                                                            ------------    ------------
  Net increase in cash and cash equivalents                    1,822,550         634,589
  Cash and cash equivalents at beginning of period             2,394,310       1,405,663
                                                            ------------    ------------
  Cash and cash equivalents at end of period                $  4,216,860    $  2,040,252
                                                            ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (refunded) during the period for -
    Interest, net of amount capitalized                                     $     13,518
    Income taxes                                            $    142,741    $   (118,822)

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

Note 1: Basis of presentation and significant accounting policies

      The unaudited, condensed, consolidated financial statements included herein have been prepared by the registrant pursuant to the instructions to Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements have not been audited by independent auditors in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Calprop Corporation ("the Company") and its results of operations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K, particularly with regard to disclosures relating to major accounting policies.

      Recent accounting pronouncements - In July 2001, The Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141. "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and requires companies to cease amortizing goodwill that existed at June 30, 200. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These new standards are not expected to have a significant impact on the Company's financial position or its results of operations.

      On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
      (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on its financial position or its results of operations.

      The results of operations for the nine months ended September 30, 2001 may not be indicative of the operating results for the year ending December 31, 2001.

Note 2: Income taxes

      As of September 30, 2001, the Company had gross deferred tax assets of $7,402,585 offset by a deferred tax asset valuation allowance of $867,242. During the nine months ended September 30, 2001, the Company reduced the deferred tax asset valuation allowance by $566,415 which offsets the deferred income taxes for the period. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that the $6,535,343 of deferred tax assets will be realized.

      As of September 30, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $16,548,000 and $698,000, respectively. For federal and state tax purposes the net operating loss carryforwards expire from 2007 through 2013, and from 2001 through 2003, respectively.

      Income taxes in 2000 includes the net refund of $141,488 resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994.

Note 3: Earnings per share

      The following table sets forth the computation of basic and diluted net
      (loss) income per share:

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                                ---------------------------------------------------------
                                                                   2001              2000          2001            2000
                                                                ---------------------------------------------------------
      Net (loss) income                                         $  (833,428)    $   897,640    $ 2,234,824    $   519,211
                                                                =========================================================

      Weighted average shares for basic net (loss) income
         per share                                               10,285,284      10,291,673     10,288,778     10,291,673
       Effect of dilutive stock options                                  --         186,299        152,444        183,716
                                                                ---------------------------------------------------------
      Weighted average shares for dilutive net income per        10,285,284      10,477,972     10,441,222     10,475,389
        share
                                                                =========================================================
      Basic net (loss) income per share                         $     (0.08)    $      0.09    $      0.22    $      0.05
                                                                =========================================================
      Diluted net (loss) income per share                       $     (0.08)    $      0.09    $      0.21    $      0.05
                                                                =========================================================

      Options to purchase 1,083,700 shares of common stock were outstanding as of September 30, 2001 and December 31, 2000. For the three months ended September 30, 2001, options were not included in the computation of diluted net loss per common share because the effect would be antidilutive to the net loss in the period. For the nine months ended September 30, 2001, 594,700 options were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

Note 4: Minority interest

        The Company has consolidated the financial statements of the following entities:

-----------------------------------------------------------------------------------------------------------
             Entity                                Ownership interest at               Development
                                                   September 30, 2001
-----------------------------------------------------------------------------------------------------------
Colorado Pacific Homes, Inc. ("CPH")                      80%                   Real estate in the
                                                                                state of Colorado

DMM Development, LLC ("DMM")                              67%                   Cierra del Lago and Antares
                                                                                projects, California

Montserrat II, LLC ("Mont II")                            99%                   Montserrat Estate project,
                                                                                California

Parkland Farms Development Co., LLC                       99%                   115 lots in Healdsburg,
("Parkland")                                                                    California

RGCCLPO Development Co., LLC                             100%                   382 lots in Milpitas,
("RGCCLPO")                                                                     California

PWA Associates, LLC ("PWA")                              100%                   68-unit apartment
                                                                                in Milpitas, California
-----------------------------------------------------------------------------------------------------------

      CPH: The Company is entitled to receive eighty percent of the profits of CPH, and the other owner, an officer of the Company, is entitled to receive the remaining twenty percent of the profits.

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

      During the nine months ended September 30, 2001, $34,202 of the total loss of $36,027 incurred by the entities related to the minority interest was not allocated to the minority interest because the minority interest had a deficit interest in the Company. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of September 30, 2001 and December 31, 2000 was $93,007 and $58,805, respectively. As a result, the Company has recorded minority interest of $0 as of September 30, 2001 and December 31, 2000.

Note 5: Impairment of real estate under development

      During the third quarter, the Company recorded an impairment loss on real estate under development of $2,018,088 in the Mockingbird Canyon project. The project consisted of 31 higher priced homes in Riverside, California. The lack of demand of the higher priced homes in the area resulted in a slower absortion rate. The sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and capital resources

      As of September 30, 2001, the Company had remaining loan commitments from financial institutions of approximately $42,280,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of September 30, 2001, the Company had seven residential housing projects in various stages of development, with five producing revenues from completed homes: Parc Metropolitan, High Ridge Court, Saddlerock, Creekside Estates, and Montserrat Classics. The remaining two projects, Parcwest Apartments and McGuire Luxury Apartments are in various stages of development. As of September 30, 2001, the Company has 259 homes under construction, of which 59 are in escrow to be sold, and 19 model units. Additionally, the Company has an inventory of 434 lots under development.

      As of September 30, 2001, the Company had 59 units in escrow ("backlog") compared with a backlog of 147 units as of September 30, 2000. The gross revenues of such backlog was $20,400,000 and $50,720,000 as of September 30, 2001 and 2000, respectively.

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

Results of operations

      Real estate sales for the three months ended September 30, 2001 increased 13.8% to $18,800,000 from $16,525,836 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, real estate sales increased 101.9% to $69,309,686 from $34,323,298 in the year-earlier period. The increase in real estate sales for the three and nine month periods of 2001 was primarily due to higher priced homes sold during year 2001 and the high volume of inventory of completed homes available for sale in 2001 compared to completed homes available for sale in 2000. In the third quarter of 2001, the Company sold 46 homes with an average sales price of $410,400, a 17.9% decrease in the volume of home sales compared to 56 homes with an average sales price of $295,100 for the third quarter of 2000. During the nine months of 2001, the Company sold 190 homes with an average sales price of $364,800, a 45.0% increase in the volume of home sales compared to 131 homes with an average sales price of $262,000 for the nine months of 2000.

      Gross profit increased to $2,191,526 in the third quarter of 2001 from $1,760,022 in the third quarter of 2000. For the nine months ended September 30, 2001, gross profit increased to $6,617,521 from $2,250,325 in the corresponding period of 2000. The increase of gross profit during the third quarter of 2001 and nine months ended September 30, 2001 results from the increase in the number of home sales in the higher profit margin projects Parc Metropolitan and Parkland Farms compared to the lower profit margin projects Summertree Park and High Ridge Court primarily sold during 2000.

      During the third quarter, the Company recorded an impairment loss on real estate under development of $2,018,088 in the Mockingbird Canyon project. The project consisted of 31 higher priced homes in Riverside, California. The lack of demand of the higher priced homes in the area resulted in a slower absortion rate. The sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development.

      General and administrative expenses increased to $874,734 in the three months ended September 30, 2001 from $718,548 in the corresponding period. For the nine months ended September 30, 2001, general and administrative expenses increased to $2,304,921 from $1,973,097 in the corresponding 2000 period. The increase is due to the significant growth in the number of lots under development.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

      The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2000.

Item 6  Exhibits and Reports on Form 8-K

(a) Exhibits -

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

            A Current Report on Form 8-K dated August 8, 2001 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended June 30, 2001, and under item 7(c) a press release announcing Calprop Corporations' second quarter results.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CALPROP CORPORATION


                   By:   /s/ Mark F. Spiro
                        ----------------------------------------
                        Mark F. Spiro
                        Vice President/Secretary/Treasurer
                        (Chief Financial and Accounting Officer)
                        November 14, 2001