Form 10-K405
period 2001-12-31
CALPROP CORP
filed 2002-04-01
CIK 16496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001        Commission File Number 1-6844

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

                         $1,726,560 at February 26, 2002

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               10,254,005 Shares Outstanding at February 26, 2002

                      Documents Incorporated by reference:

Portions of the registrant's definitive Proxy Statement for 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. Business

General

      Calprop Corporation ("Calprop") designs, constructs, and sells single-family detached homes and townhomes as part of condominiums or planned unit developments in California and Colorado. The Company selects and acquires the site, secures construction financing and constructs and sells homes. The Company also sells improved lots in California and Colorado. The Company selects projects of varying types in several local markets in an effort to reduce the risks inherent in the residential housing industry. To enable the Company to adapt to the changing market conditions and to control its overhead expenses, the Company performs its construction activities through independent subcontractors under the direction of on-site construction supervisors employed by the Company rather than employing a permanent construction work force. The Company does not generally finance the purchase of its homes, but has done so in the past to facilitate sales and may do so in the future to the extent it is feasible, if market conditions require such financing. In addition to the continuing emphasis on single-family construction, the Company also designs, constructs, and leases apartments and townhomes in Southern and Northern California.

      During 2001, the Company was primarily engaged in the development of lots, and the construction and marketing of single-family detached homes and townhomes. As of December 31, 2001, the Company had five residential housing projects in various stages of development, consisting of 242 homes and townhomes under construction (60 were in escrow), 143 lots under development, and 18 model homes used in selling the various types of housing developed. The Company's products range from homes for first-time buyers to custom homes. In addition to the construction and sale of single-family and multifamily housing, the Company was engaged in the development of apartments and townhomes available for lease. As of December 31, 2001, the Company had two projects under development, consisting of 131 units available for lease and 119 units under construction.

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

Future Projects

      As the Company intends to continue specializing in the construction and sale of single-family and multifamily housing, the Company is continually considering potential projects for development. In addition to the construction and sale of single-family and multifamily housing, the Company has entered the market to construct and lease single-family and multifamily housing. This market would provide consistent cash flow in the cyclical industry of real estate development. During 1999, the Company purchased land in the Northern California area for the construction of apartments. The Company also entered into a ground lease agreement for land for the construction of townhomes in the Southern California area for lease. The following discussion is the process which the Company follows to acquire land, entitle, market and build residential housing projects.

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

Employees

      The Company has approximately forty four full-time employees, including six executive officers, twenty three persons in its finance, marketing and operations departments, and fifteen field superintendents and general laborers. The Company also employs temporary and part-time laborers from time to time as necessary. None of the Company's employees is currently represented by a collective bargaining unit. The Company compensates its employees with salaries and fringe benefits that it believes are competitive with the building industry and the local economy. The Company believes that relations with its employees generally are excellent.

Licensing

      The Company is licensed by the State of California as a general building contractor, and this license is essential to its operations. This license must be renewed every two years. The Company's current license expires in July 2002 and the Company expects to renew its license on or before expiration.

ITEM 2. Properties

Current projects

      The table below sets forth certain information relating to the Company's current projects as of December 31, 2001 and certain information relating to the Company's development operations during the previous twelve months.

                                           Units sold   Units under     Units      Units sold    Remaining
                                            12 months   construction  completed    subject to    units to
                                              ended        as of        as of     construction   construct
                                            12/31/01    12/31/01 (1)   12/31/01      as of         as of
Project                                                                             12/31/01     12/31/01
                                          -------------------------------------------------------------------
Units Held For Sale

1.   Montserrat Classics                       43            56           --           24            6
2.   Mockingbird Canyon                        14            12           --           9            --
3.   Parkland Farms                            20            --           --           --           --
4.   Parc Metropolitan                         140          152           --           21           12
5.   High Ridge Court                          26            24           --           4            54
6.   Saddlerock                                 6            16           --           2            71
7.  Mission Gorge                              --            --           --           --           --
                                          -------------------------------------------------------------------
Total                                          249          260           --           60           143
                                          ===================================================================
Total inventory units as of 12/31/01                                                                403
                                                                                               ==============

(1) Units under construction includes units sold subject to construction and 18 model units

Units Held For Lease

8.  Parcwest                                  --            --           --           --           68
9.  Andalucia, (formerly McGuire Luxury       --            --          131           --           51
      Apartments) (2)
                                          -------------------------------------------------------------------
Total                                                                   131                        119
                                          ===================================================================

(2)   The Company owns a 25% interest in the project

Backlog- As noted in the above table, the total number of units sold subject to construction ("backlog") at December 31, 2001, was 60 units, with gross revenues of such backlog equal to $22,232,000. As of March 10, 2002, the backlog was 108 units, representing $40,400,000 compared to a backlog of 117 units representing $43,900,000 as of March 11, 2001. See also "Management Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of Real Estate Sales for 2000 and 1999.

1. Montserrat Classics (Murrieta, Riverside County, California)

      The Montserrat Classics project consists of 105 lots. The Company is building single-family homes averaging 2,280 to 3,411 square feet with average sales prices before lot premiums or sales incentives of $244,900 to $304,900. As of December 31, 2001, the Company had 6 lots under development, 53 units under construction (24 were in escrow), and three models.

      The project is located about 75 miles southeast of Los Angeles along Highway 15.

      The Company has an acquisition/construction loan with the Curci-Turner Company ("Curci") on the entire 105 lots of the project. The loan permits borrowing by the Company of $3,450,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2001, $2,304,234 of the principal of this loan was outstanding.

      The Company's construction loan on the 52 units in the first and second phase of construction was secured in 2000 from Comerica Bank, formerly Imperial Bank. The loan permits borrowing by the Company of $12,465,000 and bears interest at the prime rate plus 1.0%. As of December 31, 2001, the outstanding principal of this loan was $115,694, and the Company had available $253,344. The Company believes these funds are adequate to complete the construction of the first two phases of construction.

      The Company's construction loan on the remaining 53 units, phases three through five was secured in 2001 from Comerica Bank. The loan permits borrowing by the Company of $11,824,400 and bears interest at the prime rate plus 1.0%. As of December 31, 2001, the outstanding principal of this loan was $4,353,913 and the Company had available $7,542,883. The Company believes these funds are adequate to complete the construction of the last three phases of construction.

2. Mockingbird Canyon (Unincorporated Territory of Riverside County, California)

      The Mockingbird Canyon project consists of 31 lots. The project consists of single-family homes averaging 3,694 to 4,137 square feet with average sales prices before lot premiums or sales incentives of $409,900 to $449,900. As of December 31, 2001, the Company had 12 units under construction (nine were in escrow).

      The project is located about 60 miles east of Los Angeles and 30 miles south of San Bernardino along Interstate 91.

      The Company has an acquisition/construction loan with the Curci on the entire 31 lots of the project. The loan permits borrowing by the Company of $3,500,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2001, $1,927,405 of the principal of this loan was outstanding.

      The Company's construction loan on the entire 31 units was secured in 2000 from Comerica Bank. The loan permits borrowing by the Company of $10,000,000 and bears interest at the prime rate plus 1.0%. As of December 31, 2001, the outstanding principal of this loan was $2,234,407, and the Company had available $605,315. The Company believes these funds are adequate to complete the construction of the project.

3. Parkland Farms (Healdsburg, Sonoma County, California)

      The Parkland Farms project, formerly Parkland Hills, consisted of 115 units of single-family detached housing. The Company closed escrow on all units as of December 31, 2001.

      The project was located about 75 miles north of San Francisco along highway 101.

      In 1998, the Company formed Parkland Farms Development Co., LLC, a California limited liability company, ("Parkland") with an officer of the Company. In September, 1998, 115 lots in the Parkland Farms project were acquired by Parkland. The profits and losses of Parkland were distributed between the members as follows: 1% to Partner and 99% to the Company.

      The Company had an acquisition/construction loan with the Curci on the entire 115 lots of the project. The loan permited borrowing by the Company of $4,808,201 on this project and bore interest at 12%. The loan contained a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2000, the loan had been paid in its entirety.

      The Company's construction loan on the 45 units in the first and second phase of construction was secured in 1998 from Comerica Bank. The loan permited borrowing by the Company of $14,679,000 and bore interest at the prime rate plus 1.0%. As of December 31, 2000, the loan had been paid in its entirety.

      The Company's construction loan on the remaining 70 units, phases three through five was secured in 1999 from Comerica Bank. The loan permited borrowing by the Company of $15,628,616 and bore interest at the prime plus 1.0%. As of December 31, 2001, the loan had been paid in its entirety.

4. Parc Metropolitan

      The Parc Metropolitan project consists of three separate projects/products, Product A, Product B, and Product C for a total of 382 units.

      Product A consists of 130 townhomes. The project consists of two models ranging from 1,404 to

1,764 square feet with base sales prices before lot premiums or sales incentives of $405,900 to $513,000.

      Product B consists of 108 townhomes. The project consists of six models ranging from 1,012 to 1,369 square feet with base sales prices before lot premiums or sales incentives of $354,900 to $423,900.

      Product C consists of 144 townhomes. The project consists of two models ranging from 1,353 to 1,534 square feet with base sales prices before lot premiums or sales incentives of $395,900 to $458,900.

      As of December 31, 2001, the Company had 12 lots under development, 142 units under construction (21 were in escrow), and ten models.

      The project is located approximately 45 miles south of San Francisco along highway 880 in the Silicon Valley area.

      In 1998, the Company formed RGCCLPO Development Co., LLC, a California limited liability company, ("RGCCLPO") with RGC. In September, 1998, 382 lots in the Metropolitan project were acquired by RGCCLPO. The profits and losses of RGCCLPO were distributed between the members as follows: 50% to RGC and 50% to the Company. During 1999, the Company acquired RGC's 50% partnership interest in RGCCLPO to attain 100% ownership as of December 31, 1999.

      The Company acquired the land through seller financing with Ford Motor Company and Ford Motor Land Development Corporation on the entire 382 lots and the land for the Parcwest Apartments project. The original note balance of $12,850,000 bore interest at 9%. As of December 31, 2001, the loan had been paid in its entirety.

      The Company's acquisition and development loan on the entire 382 lots of the project was secured in 1998 from Lowe Enterprises Residential Advisors, ("Lowe"). The loan permited borrowing by the Company of $9,700,000 and bore interest at the prime plus 2.0%. After repayment of principal and interest, Lowe received, as participating interest, a 27% IRR calculated on an annual basis. In December of 2001, the loan was refinanced and secured with Curci for $4,500,000. The loan bears interest at 20%. As of December 31, 2001, $3,000,000 of the principal of this loan was outstanding.

      The Company's construction loan on the first phase of construction for Product A was secured from Comerica Bank in 1998. The loan permited borrowing by the Company of $13,773,142 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the loan had been paid in its entirety.

      The Company's construction loan on the first phase of construction for Product B was secured from Comerica Bank in 1999. The loan permited borrowing by the Company of $10,604,352 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the loan had been paid in its entirety.

      The Company's construction loan on the first phase of construction for Product C was secured from Comerica Bank in 1999. The loan permited borrowing by the Company of $12,342,388 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the loan had been paid in its entirety.

      The Company's construction loan on the second phase of construction for Product A was secured from Comerica Bank in 2000. The loan permits borrowing by the Company of $13,612,993 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the outstanding principal of this loan was $2,481,030, and the Company had available $105,972. The Company believes these funds are adequate to complete the construction of the second phase of construction.

      The Company's construction loan on the second phase of construction for Product B was secured from Comerica Bank in 2000. The loan permits borrowing by the Company of $10,661,232 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the outstanding principal of this loan was $6,941,911 and the Company had available $1,907,948. The Company believes these funds are adequate to complete the construction of the second phase of construction.

      The Company's construction loan on the second phase of construction for Product C was secured from Comerica Bank in 2000. The loan permits borrowing by the Company of $12,897,860 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the outstanding principal of this loan was $2,778,339.

      The Company's construction loan on the third phase of construction for Product A was secured from Comerica Bank in 2001. The loan permits borrowing by the Company of $15,900,000 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the outstanding principal of this loan was $11,908,642, and the Company had available $4,080,397. The Company believes these funds are adequate to complete the construction of the third phase of construction.

      The Company's construction loan on the third phase of construction for Product C was secured from Comerica Bank in 2001. The loan permits borrowing by the Company of $9,321,000 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the outstanding principal of this loan was $6,972,545, and the Company had available $2,063,112. The Company believes these funds are adequate to complete the construction of the third phase of construction.

5. High Ridge Court

      The High Ridge Court project, formerly Hunters Chase, consists of 170 units of single-family detached housing. The project consists of three models ranging from 1,238 to 1,884 square feet with base sales prices before lot premiums or sales incentives of $213,900 to $233,900. As of December 31, 2001, the Company had 54 lots under development, 21 units under construction (4 were in escrow), and three models.

      The project is located approximately 3 miles west of I-25 in the city of Thornton.

      The Company has an acquisition loan with the Curci on the entire 170 lots of the project. The loan permits borrowing by the Company of $4,250,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2001, $2,414,492 of the principal of this loan was outstanding.

      The Company's acquisition and development loan for the remaining three phases of the project was secured in 1999 from First American Bank Texas. The loan permitted borrowing by the Company of $2,041,000 and bore interest at the prime rate plus 1.0%. As of December 31, 2001, the loan had been paid in its entirety.

      The Company's revolving construction loan on the entire 170 lots of the project was secured in 1998 from First American Bank Texas. The revolving loan permits the Company to have a maximum outstanding balance of $5,000,000 for the construction of the High Ridge and Saddlerock projects. The loan bears interest at the prime rate plus 1.0%. During 2001, the Company paid the revolving construction loan in its entirety and secured a construction loan on the third and fourth phase with Imperial Capital Bank. The loan permits borrowing by the Company of $9,340,000 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the outstanding principal of this loan was $1,343,973 and the Company had available $6,771,494. The Company believes these funds are adequate to complete the construction of the third and fourth phase of construction.

6. Saddlerock

      The Saddlerock project consists of 94 units of single-family detached housing . The project consists of two models ranging from 1,899 to 2,900 square feet with base sales prices before lot premiums or sales incentives of $289,900 to $356,900. As of December 31, 2001, the Company had 71 lots under development, 14 units under construction (2 were in escrow), and two models.

      The project is located adjacent to highway E470 approximately 7 miles east of I-25 in the city of Aurora.

      The Company has an acquisition/construction loan with Curci on the entire 94 lots of the project. The loan permits borrowing by the Company of $3,000,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2001, $2,595,711 of the principal of this loan was outstanding.

      The Company's acquisition and development on the entire 94 lots of the project was secured in 1998 from First American Bank Texas. The loan permitted borrowing by the Company of $2,606,800 and bore interest at the prime rate plus 1.0%. As of December 31, 2000, the loan had been paid in its entirety.

      The Company's revolving construction loan on the entire 94 lots of the project was secured in 1998 from First American Bank Texas. The revolving loan permitted the Company to have a maximum outstanding balance of $5,000,000 for the construction of the Saddlerock and High Ridge projects. The loan bore interest at the prime rate plus 1.0%. During 2000, the construction loan for the remaining units was refinanced and secured with Comerica Bank. The loan permits borrowing by the Company of $13,538,913 on this project and bears interest at the bank's reference rate plus 1.0%. As of December

31, 2001, the outstanding principal of this loan was $6,253,911 and the Company had available $5,125,689. The Company believes these funds are adequate to complete the construction of the remaining units under construction.

7. Mission Gorge (San Diego, San Diego County, California)

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

      The Company formed Mission Gorge, LLC, a California limited liability company, with the Curci-Turner, LLC for the purposes of developing the 200 acres of the Mission Gorge project. The net proceeds are to be divided equally, as defined in the operating agreement, among the two members, Calprop and Curci-Turner, LLC. In December 2000, the Curci-Turner, LLC made a distribution of its 50% interest to the members of Curci-Turner, LLC in the following proportions: The John L. Curci Trust as to a 25% interest and The Janet Curci Living Trust No. Il as to a 25% interest.

8. Parcwest

      The Parcwest project consists of a 68-unit affordable apartment adjacent to the Parc Metropolitan project. The 68 units are currently under construction in which no units are available for lease.

      The project is located approximately 45 miles south of San Francisco along highway 880 in the Silicon Valley area.

      In 1999, the Company formed PWA Associates, LLC, a California limited liability company, ("PWA") with RGC Associates, LLC (RGC Associates). In December, 1999, land for the 68-unit apartment in the Parcwest project was acquired by PWA. The profits and losses of PWA were distributed between the members as follows: 50% to RGC Associates and 50% to the Company. In May of 2001, the Company acquired RGC's 50% partnership interest in PWA to attain 100% ownership as of December 31, 2001.

      The Company has an acquisition loan with the City of Milpitas. The loan permits borrowing by the Company of $1,000,000 on this project and bears interest at 6.35%. As of December 31, 2001, $1,000,000 of the principal of this loan was outstanding.

      The Company's construction loans were secured from Comerica Bank in 2001. The loans permit borrowing by the Company of $6,816,000 and $1,061,670 on this project and bears interest at the bank's reference rate plus 1.0% and 5.5%, respectively. As of December 31, 2001, the outstanding principal balances of the loans are $2,215,417 and $992,417, respectively and the Company had available $4,422,216 and $69,253, respectively. The Company believes these funds are adequate to complete the construction.

9. Andalucia, formerly McGuire Luxury Apartments (San Diego, California)

      The Andalucia project, owned by RGC Carmel Country Associates, LLC, a California limited liability company, ("RGC Carmel"), consists of 182 units of single-family attached housing for lease. The Company entered into a 55 year ground lease agreement with an option to extend 20 additional years and the right of first refusal to purchase the land. As of December 31, 2001, the Company had 131 units completed, of which 74 were leased.

      The project is located about 20 miles north of San Diego along Interstate
5.

      In 1999, the Company formed RGC Carmel with RGC. The profits and losses of RGC Carmel were distributed between the members as follows: 50% to RGC and 50% to the Company. During 2000, RGC Carmel admitted additional members in the following proportions: The John L. Curci Trust as to a 12.5% interest, The Janet Curci Living Trust No. Il as to a 12.5% interest, and an officer of the Company as to a 25% interest. As a result, the Company's interest in RGC Carmel was reduced to 25%.

ITEM 3. Legal Proceedings

      There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject other than routine litigation incidental to the Company's business, none of which is considered by the Company to be material to its business or operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of Company's security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

      Transactions in the Company's common stock, its only class of common equity security, are quoted on the OTC Bulletin Board under the symbol CLPO.

                               First             Second            Third            Fourth
                              Quarter            Quarter          Quarter          Quarter
                              -------            -------          -------          -------
2001 stock price
  range-
    High                      $ 1.28             $ 1.49            $ 1.55          $ 1.10
    Low                         1.06               1.09              1.01            .76

2000 stock price
  range-
    High                      $ 1.53             $ 1.37            $ 1.50          $ 1.31
    Low                         1.19               1.25              1.25            1.00

As of February 26, 2002, there were 475 record holders of common stock.

Dividends:        There have been no cash dividends declared in the past two years, nor was there a stock dividend declared during 2001 or 2000. The dividend policy, whether cash or stock, is reviewed by the Board of Directors on an annual basis. During 2001, there were no restrictions, as a result of a loan or other agreement, limiting the Company's ability to issue a dividend.

ITEM 6. Selected Financial Data

      The following data should be read in conjunction with the financial statements of the Company and the related notes thereto which are included elsewhere in this Form 10K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is also included elsewhere in this Form 10K.

                FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2001

                                            2001          2000          1999            1998           1997
SALES AND OPERATING REVENUE              $90,614,622   $64,238,615    $52,598,849     $33,071,722    $22,908,649

NET INCOME (LOSS)                          3,326,106     3,627,940      (752,582)      $5,368,006    (1,620,211)

BASIC INCOME (LOSS) PER
     COMMON SHARE                              $0.32         $0.35        $(0.07)           $0.54        $(0.18)

DILUTED INCOME (LOSS) PER
     COMMON SHARE                              $0.32         $0.35        $(0.07)           $0.52        $(0.18)

AS OF DECEMBER 31:

TOTAL ASSETS                             $98,967,700  $108,609,523    $87,817,643     $72,521,889    $30,956,802

LONG TERM OBLIGATIONS                     $7,979,090    $1,000,000    $17,201,168     $24,037,842    $14,267,931

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

      The Company began experiencing difficulties due to the downturn in the California real estate market during the second quarter of 1990, and through 1996 the Company continued to be impacted by the general economic downturn. In response to these conditions the Company began utilizing marketing programs which included price reductions and incentives to potential buyers. During 1997 however, the California real estate market began to experience a recovery. In general, the Company's products were well received, exemplified by an increase in the number of units sold subject to construction ("backlog") at December 31, 2001, 2000, and 1999 of 60, 128, and 88 units, respectively compared to 33 units as of 1996. Additionally, the Company's real estate sales increased from $52,598,849 in 1999 to $64,238,615 in 2000, and to $90,614,622 in 2001. The
increase in real estate sales between 1999, 2000, and 2001 is primarily attributable to an increase in units available for sale resulting from an increase in production. Units decreased from 226 in 1999 to 219 in 2000, and increased to 249 in 2001.

      The Company increased its gross profit before impairment to $7,943,613 in 2001 from $5,676,912 in 2000. As a percentage of real estate sales, gross profit before impairment decreased by 0.07 percentage points to 8.77% in 2001 compared to 8.84% in 2000. The Company increased its gross profit before impariment to $5,676,912 in 2000 from $2,356,734 in 1999. As a percentage of real estate sales, gross profit before impairment increased by 4.36 percentage points to 8.84% in 2000 compared to 4.48% in 1999. The significant increase of gross profit before impairment as a percentage of gross revenues during 2000 results from the increase in the number of home sales in the higher profit margin projects Parc Metropolitan and Parkland Farms compared to the lower profit margin projects Summertree Park and Antares primarily sold in 1999. In addition, the Cierra Del Lago project which completed construction in early 1998 and all homes were sold in the third quarter of 1998 had incurred warranty costs of approximately $615,000 recognized in 1999.

      The 2001 impairment loss on the Mockingbird Canyon project is primarily a result of the slow absorption rate. The sales price was not sufficient to offset the increased marketing and sales incentives, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $2,018,088 during the third quarter of 2001. The Company has 12 units remaining as of December 31, 2001, 9 of which have been sold. The 1999 impairment loss on the Summertree Park, Elk Grove project is primarily a result of the introduction of two new product lines during the second quarter of 1999 to increase the absorption rate and these were primarily sold during the third quarter. The increase in sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $2,519,521 during the third quarter of 1999. The Company closed escrow on all units as of December 31, 2000.

Results of operations

      The Company had income before income taxes of $3,497,848 in 2001, income before benefit for income taxes of $3,486,452 in 2000, and a loss before benefit for income taxes of $2,435,955 in 1999. The income in 2001 and 2000 is primarily due to increase in profit from operations as the Company began selling homes in its Parc Metropolitan project. The net loss suffered in 1999 is primarily a reflection of the recognition of asset impairment of the Summertree Park, Elk Grove project in the amount of $2,519,521.

      Real estate sales increased to $90,614,622 in 2001 from $64,238,615 in 2000, up 41%. Real estate sales were $52,598,849 in 1999. In 2001, the Company sold 249 homes, with an average sales price of $363,914. In 2000, the Company sold 219 homes, with an average sales price of $293,327. In 1999, the

Company sold 226 homes, with an average sales price of $232,738.

      The overall gross profit percentage before recognition of impairment loss of the Company was 8.8%, 8.8%, and 4.5% in 2001, 2000, and 1999, respectively.

      General and administrative expenses were $2,924,795 in 2001 and $2,637,496 in 2000, up 10.9%. General and administrative expenses were $2,309,225 in 1999. The increase in 2001 from 2000 is the result of an increase in payroll costs, and increased accounting costs due to the growth of the Company.

      The provision for income taxes of $171,742 in 2001 includes the utilization of unrecognized deferred income tax benefit of $1,187,934 to offset current year income taxes. Benefit for income taxes of $141,488 in 2000 includes the utilization of unrecognized deferred income tax benefit of $1,538,994 to offset 2000 income taxes. The remaining benefit for income taxes of $141,488 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994. Benefit for income taxes in 1999 of $1,683,373 includes the utilization of unrecognized deferred income tax benefit of $871,775 to recognize a deferred tax asset. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards.

Liquidity and capital resources

      As of December 2001, the Company has loans outstanding to financial institutions, secured by the development projects' trust deeds, with rates ranging from prime to prime plus 5.5% and maturing March 2002 through July 2029. As of December 31, 2001, the outstanding balances owing on these loans totaled $51,990,779.

      As of December 31, 2001, the Company had remaining loan commitments from banks and financial institutions of approximately $32,947,600, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of December 31, 2001, the Company does not have any material commitments for future capital expenditures.

      Related-Party Notes - The Company has the following notes payable to Curci at December 31, 2001 and 2000. A principal of Curci is a stockholder of the Company. Under the terms of certain of the notes payable, Curci participates in "Net Proceeds" from certain projects, as defined in the loan agreement, which is comparable to net profit:

     Project                  Profit share             December 31,               December 31,
                                                           2001                        2000
---------------------        ---------------          ---------------            ----------------
Secured loans:
  High Ridge Court                50%                    $2,414,492                  $3,084,491
  Saddlerock                      50%                     2,595,711                   2,600,000
  Mockingbird Canyon              50%                     1,927,405                   2,608,912
  Montserrat Classics             50%                     2,304,234                   3,450,000
  Parc Metropolitan                0%                     3,000,000
                                                        -----------                 -----------
                                                         12,241,842                  11,743,403
Unsecured loans                                           8,366,236                   2,129,357
                                                        -----------                 -----------
                                                        $20,608,078                 $13,872,760
                                                        ===========                 ===========

      During 1999, the Company purchased RGC's fifty percent ownership in RGCCLPO. Consideration for the purchase consisted of issuance of a note payable for $2,000,000 and payment of cash of $1,000,000. Outstanding balances as of December 31, 2001 and 2000 were $1,000,000 and $2,000,000, respectively.

      During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due to an officer of the Company and a related party of $581,542 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of December 31, 2001, the outstanding principal due an officer of the Company and a related party on these notes was $581,542 and $462,330, respectively. As of December 31, 2000, $581,542 and $462,330 was
outstanding.

      Included in notes payable to related parties is a note payable to Mission Gorge, LLC which bear interest at 12%. Outstanding balances as of December 31, 2001 and 2000 were $2,030,399 and $2,000,000, respectively.

      Included in notes payable to related parties are notes payable to an officer which bear interest at 12%.

Outstanding balances as of December 31, 2001 and 2000 were $557,211 and $1,045,611, respectively.

      The Company has other loans from related parties, which provide for interest at 10% per annum and in which certain loans are due on demand. As of December 31, 2001 and 2000 these loans totaled $980,000 and $740,000, respectively.

      As of December 31, 2001, the Company had seven remaining projects in various stages of development. During 2001, the Company had six producing revenues from completed homes and apartments: Parkland Farms, Creekside Estates, Parc Metropolitan, High Ridge Court, Saddlerock, Montserrat Classics, and McGuire Luxury Apartments. As of December 31, 2001, the Parkland Farms project was completed and all homes were closed in escrow. The remaining project, Parcwest Apartments is in the initial stages of construction. The Company enters 2001 with 242 homes under construction, of which 60 are sold, and 18 model units. The Company has an inventory of 143 lots under development. In addition, the Company has 131 units available for lease and 119 apartment units under construction.

      Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its construction projects in 2002 through funds generated from operations, funds available under its existing bank commitments, funds generated from new lending institutions, and, if necessary, funds that could be obtained by using its internally financed real estate development in process as collateral for additional loans.

      Management's plan, with respect to managing cash flow includes the following components: pay off debt that is coming due in 2002, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 2002, management expects to extend the maturity dates of various loans and pay the remaining loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations, including borrowings from existing loan commitments, will be adequate to allow the Company to continue operations throughout 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The table below represents the contractual balances of our financial instruments at the expected maturity dates as well as their fair value at December 31, 2001. The expected maturity categories take into consideration actual amortization of principal and does not take into consideration reinvestment of cash. The weighted average interest rate for various liabilities presented are actual as of December 31, 2001.

                                                              Principal maturing in:                                   Fair value
                                     ------------------------------------------------------------------
                                                                                                                       December 31,
                                         2002          2003         2004     2005    2006    Thereafter       Total       2001
                                     ===============================================================================================
Interest rate sensitive liabilities

Variable rate borrowings             $49,533,160    $1,343,973   $       --                 $        --   $50,877,133   $50,877,133

   Average interest rate                   8.75%         8.00%                                                  8.73%

Fixed rate borrowings                 20,698,089       540,000    5,095,117                   1,000,000    27,333,206    27,075,129

   Average interest rate                  13.86%        10.00%       15.00%                       6.35%        13.72%
                                     -----------------------------------------------------------------------------------------------
                                     $70,231,249    $1,883,973   $5,095,117                  $1,000,000   $78,210,339   $77,952,262
                                     ===============================================================================================
Weighted average interest rate            10.25%         8.57%       15.00%                       6.35%        10.47%
                                     ===============================================================================================

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

                                                            Principal maturing in:                                     Fair value
                                        ---------------------------------------------------------------
                                                                                                                      December 31,
                                           2001       2002       2003     2004      2005    Thereafter       Total        2000
                                        ============================================================================================
Interest rate sensitive liabilities

Variable rate borrowings                $62,983,574                                         $        --   $62,983,574   $62,983,574

   Average interest rate                     10.63%                                                            10.63%

Fixed rate borrowings                    23,060,157                                           1,000,000    24,060,157    24,060,157

   Average interest rate                     11.50%                                               6.35%        11.28%
                                        --------------------------------------------------------------------------------------------
                                        $86,043,731                                          $1,000,000   $87,043,731   $87,043,731
                                        ============================================================================================
Weighted average interest rate               10.86%                                               6.35%        10.81%
                                        ============================================================================================

Effects of inflation

      Real estate has long been considered a hedge against inflation, and inflation has often contributed to dramatic growth in property values. During normal markets, the Company has been able to pass increased costs of materials and labor to its buyers by increasing its sales prices. However, growth in property values slowed or reversed during 1996 and 1997 in California, thus preventing the Company from increasing sales prices to cover increased costs. In 1998, 1999, 2000, and 2001 due to the strength and stability of the economy, the real estate market has experienced increases in sales price and the number of home buyers.

ITEM 8. Financial Statements and Supplementary Data

   Page No.       Financial Statements:
   --------       ---------------------

      23          Independent Auditors' Report

      24          Consolidated Balance Sheets as of December 31, 2001 and 2000

      25 Consolidated Statements of Operations For Each of the Three Years Ended December 31, 2001

      26 Consolidated Statements of Stockholders' Equity For Each of the Three Years Ended December 31, 2001

      27 Consolidated Statements of Cash Flows For Each of the Three Years Ended December 31, 2001

      29          Notes to Consolidated Financial Statements

                  FINANCIAL STATEMENT SCHEDULE:

      42 II - Valuation and Qualifying Accounts --Three Years Ended December 31, 2001

                  Schedules other than listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

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

      A Current Report on Form 8-K dated November 14, 2001 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended September 30, 2001, and under item 7(c) a press release announcing Calprop Corporations' third quarter results.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPROP CORPORATION
----------------------------
(Registrant)


/s/ Victor Zaccaglin                           March 27, 2002
----------------------------                 ------------------
Victor Zaccaglin,                                   Date
Chairman of the Board
  and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mark F. Spiro                              March 27, 2002
----------------------------                 ------------------
Mark F. Spiro                                       Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)

/s/ Ronald S. Petch                            March 27, 2002
----------------------------                 ------------------
Ronald S. Petch,                                    Date
President

/s/ E. James Murar                             March 27, 2002
----------------------------                 ------------------
E. James Murar                                      Date
Director

/s/ Mark T. Duvall                             March 27, 2002
----------------------------                 ------------------
Mark T. Duvall                                      Date
Director

/s/ John L. Curci                              March 27, 2002
----------------------------                 ------------------
John L. Curci                                       Date
Director

/s/ Victor Zaccaglin                           March 27, 2002
----------------------------                 ------------------
Victor Zaccaglin                                    Date
Chairman of the Board
Chief Executive Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Calprop Corporation:

      We have audited the accompanying consolidated balance sheets of Calprop Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calprop Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 27, 2002

                               CALPROP CORPORATION
                           CONSOLIDATED BALANCE SHEETS

Assets                                                                                    December 31,
                                                                        --------------------------------------------
                                                                                          2001                 2000
                                                                        --------------------------------------------
REAL ESTATE UNDER DEVELOPMENT (Notes 3 and 6)                                      $88,789,252          $98,816,458
                                                                        --------------------------------------------

OTHER ASSETS:
    Cash and cash equivalents                                                        2,079,471            2,394,310
    Deferred tax asset (Note 7)                                                      6,535,343            6,535,343
    Other assets (Note 4)                                                              774,882              863,412
    Receivable from affiliates (Note 5)                                                788,752
                                                                        --------------------------------------------
          Total other assets                                                        10,178,448            9,793,065
                                                                        --------------------------------------------
     Total assets                                                                  $98,967,700         $108,609,523
                                                                        ============================================
Liabilities and Stockholders' Equity

TRUST DEEDS AND NOTES PAYABLE (Note 6)                                             $51,990,779          $66,341,488
RELATED-PARTY NOTES (Note 6)                                                        26,219,560           20,702,243
                                                                        --------------------------------------------
     Total trust deeds, notes payable and related-party notes                       78,210,339           87,043,731
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Note 6)                                    5,334,450            9,316,681
WARRANTY RESERVES                                                                      670,115              546,984
PAYABLE TO AFFILIATES (Note 5)                                                                              272,011
                                                                        --------------------------------------------
     Total liabilities                                                              84,214,904           97,179,407
                                                                        --------------------------------------------

MINORITY INTERESTS (Note 1)
                                                                        --------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (Note 9):
     Common stock, no par value; $1 stated value, 20,000,000 shares authorized, 10,254,005 and 10,290,535 shares issued and
         outstanding at December 31, 2001 and 2000, respectively                    10,254,005           10,290,535
     Additional paid-in capital                                                     25,845,986           25,849,961
     Deferred Compensation (Note 8)                                                   (51,000)            (105,525)
     Stock Purchase Loans (Note 8)                                                   (537,179)            (519,733)
     Accumulated deficit                                                          (20,759,016)         (24,085,122)
                                                                        --------------------------------------------
          Total equity                                                              14,752,796           11,430,116
                                                                        --------------------------------------------
                                                                                   $98,967,700         $108,609,523
                                                                        ============================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year Ended December 31,
                                                                    ---------------------------------------------------
                                                                                2001             2000             1999
                                                                    ---------------------------------------------------
DEVELOPMENT OPERATIONS (Note 3):
     Real estate sales                                                   $90,614,622      $64,238,615      $52,598,849
     Cost of real estate sales (Note 6)                                   82,671,009       58,561,703       50,242,115
                                                                    ---------------------------------------------------
                                                                           7,943,613        5,676,912        2,356,734
     Recognition of impairment of real estate under
          development (Note 3)                                           (2,018,088)                       (2,519,521)
                                                                    ---------------------------------------------------
        Income (loss) from development operations                          5,925,525        5,676,912        (162,787)

Loss from investment in real estate venture (Note 3)                       (118,764)

Other income:
    Interest and miscellaneous                                               186,835          230,643          107,610
    Management fee (Note 5)                                                  542,818
                                                                    ---------------------------------------------------
       Total other income                                                    729,653          230,643          107,610

Other expenses:
    General and administrative                                             2,924,795        2,637,496        2,309,225
    Interest expense (Note 6)                                                115,096                            70,304
                                                                    ---------------------------------------------------
       Total other expenses                                                3,039,891        2,637,496        2,379,529

Minority interests                                                           (1,325)        (216,393)            1,249
                                                                    ---------------------------------------------------

Income (loss) before provision (benefit) for income taxes                  3,497,848        3,486,452      (2,435,955)
Provision (benefit) for income taxes (Note 7)                                171,742        (141,488)      (1,683,373)
                                                                    ---------------------------------------------------

NET INCOME (LOSS)                                                         $3,326,106       $3,627,940       $(752,582)
                                                                    ===================================================

BASIC NET INCOME (LOSS) PER SHARE (Note 9)                                     $0.32            $0.35          $(0.07)
                                                                    ===================================================
DILUTED NET INCOME (LOSS) PER SHARE (Note 9)                                   $0.32            $0.35          $(0.07)
                                                                    ===================================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

                                    Common        Stock
                                  -------------------------   Additional     Deferred       Stock                         Total
                                                               Paid-In         Comp-       Purchase    Accumulated    Stockholders'
                                    Shares       Amount        Capital       ensation       Loans        Deficit         Equity
                                  --------------------------------------------------------------------------------------------------
BALANCE,
January 1, 1999                   10,284,135   $10,284,135    $25,851,130     $(241,130)  $(474,134)   $(26,960,480)     $8,459,521

     Net loss                                                                                              (752,582)       (752,582)

   Cancellation of shares
         under 1989 stock
         incentive plan (Note 8)     (13,400)      (13,400)                       9,200                                      (4,200)

     Issuance of shares
         upon option exercise         23,000        23,000         (1,169)                                                   21,831

     Accrual of interest under
         stock purchase loans                                                               (22,800)                        (22,800)
         (Note 8)

    Amortization of deferred
         compensation (Note 8)                                                   61,603                                      61,603
                                  --------------------------------------------------------------------------------------------------
BALANCE,
December 31, 1999                 10,293,735    10,293,735     25,849,961      (170,327)   (496,934)    (27,713,062)      7,763,373

     Net income                                                                                           3,627,940       3,627,940

   Cancellation of shares
         under 1989 stock
         incentive plan (Note 8)      (3,200)       (3,200)                       3,200

     Accrual of interest under
         stock purchase loans                                                               (22,799)                        (22,799)
         (Note 8)

    Amortization of deferred
         compensation (Note 8)                                                   61,602                                      61,602
                                  --------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2000                 10,290,535    10,290,535     25,849,961      (105,525)   (519,733)    (24,085,122)     11,430,116

     Net income                                                                                           3,326,106       3,326,106

    Cancellation of shares
         under 1989 stock
         incentive plan (Note 8)      (2,300)       (2,300)                       2,300

      Purchase of Company's
        common stock                 (34,230)      (34,230)        (3,975)                                                  (38,205)

     Accrual of interest under
         stock purchase loans                                                               (22,626)                        (22,626)
         (Note 8)

     Repayment of stock
        purchase loan (Note 8)                                                                5,180                           5,180

    Amortization of deferred
         compensation (Note 8)                                                   52,225                                      52,225
                                  --------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2001                 10,254,005   $10,254,005    $25,845,986     $ (51,000)  $(537,179)   $(20,759,016)    $14,752,796
                                  ==================================================================================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended December 31,
                                                                        ---------------------------------------------------------
                                                                                  2001                 2000                 1999
                                                                        ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                    $  3,326,106         $  3,627,940         $   (752,582)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:

          Minority interests                                                    (1,325)            (216,393)               1,249
          Loss from investment in real estate venture                          118,764
          Amortization of deferred compensation                                 52,225               61,602               61,603
          Depreciation and amortization                                         45,807               64,093               59,511
          Deferred income taxes                                                                     (35,343)          (1,700,000)
          Recognition of impairment of real estate under
            development                                                      2,018,088                                 2,519,521
          Provision for warranty reserves                                      332,899              283,732              456,283
     Change in assets and liabilities
         Other assets                                                           49,277              (44,421)              34,284
         Receivable from affiliates                                           (788,752)
         Accounts payable and accrued liabilities                           (3,982,231)           2,925,060            1,335,611
         Warranty reserves                                                    (209,768)             (95,035)            (382,619)
         Payable to affiliates                                                (272,011)             229,970
         Additions to real estate under development                        (74,779,330)         (78,265,329)         (66,550,230)
         Cost of real estate sales                                          82,671,009           58,561,703           50,242,115
         Accrued interest for executive stock purchase loans                   (22,626)             (22,799)             (22,800)
                                                                        ---------------------------------------------------------
               Net cash provided by (used in) operating activities           8,558,132          (12,925,220)         (14,698,054)
                                                                        ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                       (6,554)             (41,895)             (85,695)
                                                                        ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under related-party notes                                   12,280,542            5,650,000           10,970,840
     Payments under related-party notes                                     (6,763,225)          (9,807,789)          (6,981,094)
     Borrowings under trust deeds and notes payable                         67,603,361           80,797,103           59,300,047
     Payments under trust deeds and notes payable                          (81,954,070)         (62,671,754)         (48,608,415)
     Purchase of Company's common stock                                        (38,205)
     Distributions to joint venture partners                                                        (11,798)            (100,000)
     Repayment of stock purchase loans                                           5,180
     Proceeds from issuance of common stock                                                                               17,631
                                                                        ---------------------------------------------------------
          Net cash (used in) provided by financing activities               (8,866,417)          13,955,762           14,599,009
                                                                        ---------------------------------------------------------
     Net (decrease) increase in cash and cash equivalents                     (314,839)             988,647             (184,740)
     Cash and cash equivalents at beginning of the year                      2,394,310            1,405,663            1,590,403
                                                                        ---------------------------------------------------------
     Cash and cash equivalents at end of the year                         $  2,079,471         $  2,394,310         $  1,405,663
                                                                        =========================================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                          ----------------------------------------------
                                                                                    2001           2000            1999
                                                                          ----------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid (received) during the year for:

          Interest (net of amount capitalized)                                  $347,016      $      --      $   57,524

          Income taxes (refund)                                                 $229,315      $(116,380)     $   21,727

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of note payable in exchange for interest in joint venture                                      $2,000,000

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

(1)   Organization

            Nature of operations - Calprop Corporation ("the Company"), a California Corporation, constructs and sells single-family detached and attached homes and townhomes as part of condominiums or planned unit developments in California and Colorado. As of December 31, 2001, the Company had five residential housing projects in various stages of development, consisting of 242 homes under construction (60 were in escrow), 143 lots under development, and 18 model homes used in selling the various types of housing developed. The Company's products range from homes for first-time buyers to custom homes. In addition to the construction and sale of single-family and multifamily housing, the Company was engaged in the development of apartments and townhomes available for lease. As of December 31, 2001, the Company had two projects under development, consisting of 131 units available for lease and 119 units under construction.

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

            The Company has consolidated the financial statements of the following entities:

-----------------------------------------------------------------------------------------------------------------------
                Entity                       Ownership interest at                           Development
                                              December 31, 2001
-----------------------------------------------------------------------------------------------------------------------
Colorado Pacific Homes, Inc. ("CPH")                 100%                       Real estate in the state of Colorado

DMM Development, LLC ("DMM")                          67%                       Cierra del Lago and Antares projects,
                                                                                California

Montserrat II, LLC ("Mont II")                        99%                       Montserrat Estate project, California

Parkland Farms Development Co., LLC                   99%                       115 lots in Healdsburg, California
("Parkland")

RGCCLPO Development Co., LLC                         100%                       382 lots in Milpitas, California
("RGCCLPO")

PWA Associates, LLC ("PWA")                          100%                       68-unit apartment in Milpitas, California
-----------------------------------------------------------------------------------------------------------------------

            CPH: The Company was entitled to receive eighty percent of the profits of CPH, and the other partner, an officer of CPH, was entitled to receive the remaining twenty-percent of the profits. During November 2001, Calprop obtained all of the officer's ownership interest in CPH.

            DMM: The Company is entitled to receive two-thirds of the profits of DMM, and the other owner, RGC Courthomes, Inc. ("RGC"), is entitled to receive the remaining one-third of the profits.

            Mont II: Pursuant to the operating agreement of Mont II, income was allocated first to PICal Housing Associates, L.P. ("PICaL") to obtain the return of its capital. Subsequent income is allocated 99% to the Company, and the other member, an officer of the Company, is entitled to receive the remaining one percent of the profits.

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

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

            PWA: Pursuant to the operating agreement of PWA, Calprop was entitled to receive fifty percent of the profits of PWA, and the other member, RGC, was entitled to receive the remaining fifty-percent of the profits. During May 2001, Calprop purchased all of RGC's ownership interest in PWA.

            During the year ended December 31, 2001, $7,060 of the total loss of $8,385 incurred by the entities related to the minority interest was not allocated to the minority interest because the minority interest had a deficit interest in the Company. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of December 31, 2001 and 2000 was $65,865 and $58,805, respectively. As a result, the Company has recorded minority interest of $0 as of December 31, 2001 and 2000.

(2)   Summary of Significant Accounting Policies

            Revenue and cost recognition - Revenue from real estate sales and related costs are recognized at the close of escrow, when title passes to the buyer. Cost of real estate sales is based upon the relative sales value of units sold to the estimated total sales value of the respective projects.

            The Company reviews the carrying value of its real estate developments for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. During 2001 and 1999, the Company recorded an impairment loss of $2,018,088 and $2,519,521, respectively (Note 3).

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

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

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

            Reclassifications - Certain prior year amounts have been reclassified to conform to the 2001 presentation.

            Fair value of financial instruments - Management believes the recorded value of notes payable to financial institutions approximate the fair market value as a result of variable interest rates and short-term durations. Management also believes that it is not practical to estimate the fair value of related-party notes.

            Recent accounting pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" in June 1998 and June 2000, respectively. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000 and require all derivatives to be recorded on the balance sheet at fair value. If the derivative instrument qualifies as a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 and 138 did not have a material impact on the Company's financial position or results of operations.

            In July 2001, The Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These new standards are not expected to have a significant impact on the Company's financial position or its results of operations.

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

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

            issued in fiscal 2002. The Company has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on its financial position or its results of operations.

(3)   Real Estate Under Development

      Real estate under development at December 31, 2001 and 2000 is summarized as follows:

                                                              2001                           2000
                                                       -----------------------------------------------------------
                                                             Amount      Units/Lots         Amount     Units/Lots
                                                       -----------------------------------------------------------
Single-family residences                                   $25,502,318          108      $28,208,788          100
Townhomes                                                   46,155,664          152       50,427,091          260
                                                       -----------------------------------------------------------
Total residences                                            71,657,982          260       78,635,879          360
Apartments and land under development                       14,132,077          211       17,165,345          360
                                                       -----------------------------------------------------------
Total real estate under development before
     investment in joint ventures                           85,790,059          471       95,801,224          720
Investment in joint ventures                                 2,999,193          182 (1)    3,015,234          182 (1)
                                                       -----------------------------------------------------------
Total real estate under development                        $88,789,252          653      $98,816,458          902
                                                       ===========================================================

(1)   Reflects 100% of the units/lots in the project

      Investment in joint ventures represents the Company's investment in Mission Gorge, LLC and RGC Carmel Country Associates, LLC. Such investments are accounted for under the equity method of accounting.

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

      In 1999, the Company formed RGC Carmel Country Associates, LLC, a California limited liability company, ("RGC Carmel") with RGC. The profits and losses of RGC Carmel were distributed between the members as follows:
      50% to RGC and 50% to the Company. During 2000, RGC Carmel admitted additional members in the following proportions: The John L. Curci Trust as to a 12.5% interest, The Janet Curci Living Trust No. Il as to a 12.5% interest, and an officer of the Company as to a 25% interest in exchange for financing for the project as follows: $2,000,000 in equity and $2,000,000 in notes payable. As a result, the Company's interest in RGC Carmel was reduced to 25%, which is accounted for under the equity method of accounting.

      During 2001, the Company advanced $60,000 to RGC Carmel and recorded a loss from investment in real estate venture of $118,764.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

Development operations in 2001, 2000 and 1999 are summarized as follows:

                                                         2001                      2000                     1999
                                                   ----------------------------------------------------------------------------
REAL ESTATE SALES:                                      Amount        Units       Amount       Units        Amount       Units
                                                   ----------------------------------------------------------------------------
     Single-family residences                         $34,578,692       109     $36,056,559      141      $52,598,849      226

     Townhomes                                         56,035,930       140      28,182,056       78
                                                   ----------------------------------------------------------------------------
          Total Sales                                  90,614,622       249      64,238,615      219       52,598,849      226

COST OF REAL ESTATE SALES:

     Single-family residences                          32,548,574                34,607,881                49,576,788

     Townhomes                                         49,773,731                23,665,837                   198,089

     Apartments                                                                       4,253                    10,956

     Warranty                                             348,704                   283,732                   456,282
                                                   ---------------          ----------------         -----------------
          Total Cost of Sales                          82,671,009                58,561,703                50,242,115

 Recognition of impairment of real estate
     under development                                (2,018,088)                                         (2,519,521)
                                                   ---------------          ----------------         -----------------

Income (loss) from development operations              $5,925,525                $5,676,912                $(162,787)
                                                   ===============          ================         =================

      The 2001 impairment loss on the Mockingbird Canyon project is primarily a result of the slow absorption rate. The sales price was not sufficient to offset the increased marketing and sales incentives, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $2,018,088 during the third quarter of 2001. The Company has 12 units remaining as of December 31, 2001.

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

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

(4)   Other Assets

      Other assets at December 31, 2001 and 2000 are as follows:

                                              Interest Rate                Outstanding Balance
                                             ----------------  ---------------------------------------
                                                                           2001                2000
                                                               ---------------------------------------
Trust deeds receivable                            11.75%                   $54,043            $55,859
Less reserve                                                              (30,000)           (30,000)
                                                               ---------------------------------------
Net trust deeds receivable                                                  24,043             25,859
Related-party receivable                                                                       70,000
Deposits in escrow                                                           1,000              1,000
Office equipment and other, net of
accumulated depreciation of $292,723 and
$246,916 as of December 31, 2001 and 2000,
respectively                                                               722,944            690,600
Prepaid expenses                                                            26,895             75,953
                                                               ---------------------------------------
Other assets                                                              $774,882           $863,412
                                                               =======================================

(5)   Receivable from/Payable to Affiliate

      In 2000, the Company entered into an agreement to manage the project for a fee of $750,000. The fee is earned as units related to the project are completed. Management fee receivable and earned as of and for the year ended December 31, 2001 was $542,818.

      The Company also pays certain payroll costs on behalf of RGC Carmel for which it is reimbursed. The total amount receivable from and payable to RGC Carmel related to these costs were $235,934 and $272,011, respectively at December 31, 2001 and 2000, respectively.

(6)   Trust Deeds, Notes Payable and Related-Party Notes

      Trust deeds, notes payable and related party notes as of December 31, 2001 and 2000 are as follows:

                                                                                          Balance
                                                                              ---------------------------------
                                                                                    2001            2000
                                                                              ---------------------------------
Trust Deeds and Notes Payable:
Notes payable to financial institutions, secured by development projects'
trust deeds - variable interest rates ranging from prime to prime + 5.5%,
(4.75% and 9.50% at December 31, 2001 and 2000, respectively); maturing
March 2002 through July 2029                                                      $51,990,779      $66,341,488
                                                                              =================================
Related-Party Notes:
Notes payable to related parties, secured by development projects' trust deeds - interest rates of 12% and 20%; maturing on demand through
December 2002                                                                     $15,272,241      $13,719,075
Notes payable to related parties, unsecured - interest rates of 10% to 20%;
maturing on demand through July 2004                                               10,947,319        6,983,168
                                                                              ---------------------------------
Total related party notes                                                          26,219,560       20,702,243
                                                                              ---------------------------------
Total trust deeds and related party notes                                         $78,210,339      $87,043,731
                                                                              =================================

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

      As of December 31, 2001, the Company had remaining loan commitments from banks and financial institutions of approximately $32,947,600 which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      During 2001, 2000 and 1999, the Company paid interest of $10,680,033, $6,471,996 and $3,362,242, respectively, on trust deeds and notes payable. The Company capitalized interest of approximately $10,680,033, $6,471,996 and $3,362,242 for 2001, 2000 and 1999, respectively.

      Related-Party Notes - The Company has the following notes payable to Curci at December 31, 2001 and 2000. A principal of Curci is a stockholder of the Company. Under the terms of certain of the notes payable, Curci receives interest and participates in "Net Proceeds" from certain projects, as defined in the loan agreement, which is comparable to net profit:

         Project                 Profit share                   December 31,                  December 31,
                                                                    2001                          2000
         --------                --------------                --------------                --------------
         Secured loans:
           High Ridge Court           50%                         $2,414,492                    $3,084,491

         Saddlerock                   50%                          2,595,711                     2,600,000

         Mockingbird Canyon           50%                          1,927,405                     2,608,912


         Montserrat Classics          50%                          2,304,234                     3,450,000

         Parc Metropolitan            0%                           3,000,000
                                                               --------------                --------------
                                                                  12,241,842                    11,743,403
         Unsecured loans                                           8,366,236                     2,129,357
                                                               --------------                --------------
         Total - Curci                                            $20,608,078                   $13,872,760
                                                               ==============                ==============

      During the years ended December 31, 2001, 2000, and 1999, net participation proceeds expensed to cost of real estate sales in the accompanying consolidated statements of operations were $675,198, $514,105, and $391,960, respectively. Accrued participation proceeds included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2001 and 2000 was $475,615 and $906,065, respectively.

      Other Related Parties

      During 1999, the Company purchased RGC's fifty percent ownership in RGCCLPO. Consideration for the purchase consisted of issuance of a note payable for $2,000,000 and payment of cash of $1,000,000. Outstanding balances as of December 31, 2001 and 2000 were $1,000,000 and $2,000,000, respectively. The note was paid in its entirety in January 2002.

      During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due to an officer of the Company and a related party of $581,542 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of December 31, 2001, the outstanding principal due on these notes was $581,542 and $462,330, respectively. As of December 31, 2000, $581,542 and $462,330 was outstanding. The notes mature from June 30, 2002 to December 31, 2002.

      Included in notes payable to related parties is a note payable to Mission Gorge, LLC which bears interest at 12%. The outstanding balance as of December 31, 2001 and 2000 was $2,030,399 and 2,000,000, respectively. The note matures on June 30, 2002.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

      Included in notes payable to related parties are notes payable to an officer which bear interest at 12%. Outstanding balances as of December 31, 2001 and 2000 were $557,211 and $1,045,611, respectively. The notes mature on December 31, 2002.

      As of December 31, 2001, the Company had loans, which bear for interest at 10% and in which certain loans are due on demand from related parties. The remaining notes mature from September 1, 2002 to June 30, 2003. As of December 31, 2001 and 2000, these loans totaled $980,000 and $740,000, respectively.

      Aggregate future principal payments due on trust deeds payable, notes payable and related party notes are as follows:

Years Ended
December 31,
--------------------------------------------------------------------------------
 2002                                                               $70,231,249
 2003                                                                 1,883,973
 2004                                                                 5,095,117
 2005
 2006
Thereafter                                                            1,000,000
--------------------------------------------------------------------------------
Total                                                               $78,210,339
================================================================================

      During 2001, 2000 and 1999, the Company paid interest of $5,300,889, $2,432,635 and $2,124,618, respectively, on loans from related parties. The Company capitalized interest of approximately $5,185,793, $2,432,635 and $2,054,314 for 2001, 2000 and 1999, respectively.

(7)   Income Taxes

      The provision (benefit) for income taxes consists of the following:

                                                    Year Ended December 31,
                                          ---------------------------------------------
                                               2001          2000           1999
                                          ---------------------------------------------
 Current income tax expense                     $171,742      $35,343         $16,627
 Net deferred income tax benefit                              (35,343)     (1,700,000)
 Income tax refund                                           (141,488)
                                          ---------------------------------------------
Provision (benefit) for income taxes            $171,742    $(141,488)    $(1,683,373)
                                          =============================================

      As of December 31, 2001, the Company had gross deferred tax assets of $7,940,166 offset by a deferred tax asset valuation allowance of $1,404,823. During the years ended December 31, 2001, 2000 and 1999, the Company reduced the deferred tax valuation allowance to recognize a deferred income tax benefit of $0, $35,343 and $1,700,000, respectively. The deferred tax benefit is based upon expected utilization of net operating loss carryforwards. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $6,535,343 of deferred tax assets will be realized.

      As of December 31, 2001, the Corporation had net operating loss carryforwards for federal and state income tax purposes of approximately $15,520,000 and $0, respectively. For federal tax purposes the net operating loss carryforwards expire from 2007 through 2013.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

         Benefit for income taxes in 2000 of $141,488 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994.

         The deferred income tax assets, resulting from differences between accounting for financial statements purposes and tax purposes, less valuation allowance, are as follows:

                                                  2001                2000
                                          -----------------------------------------
Inventory reserves                                    $691,666            $111,100
Warranty reserves and others                         1,629,800           1,630,800
State net operating loss                                                   366,200
Federal net operating loss                           5,618,700           7,020,000
                                          -----------------------------------------
                                                     7,940,166           9,128,100
Valuation allowance                                 (1,404,823)         (2,592,757)
                                          -----------------------------------------
                                                    $6,535,343          $6,535,343
                                          =========================================

      The following is a reconciliation of the federal statutory rate to the Company's effective rate for 2001, 2000, and 1999:

                                                     2001                        2000                       1999
                                         -----------------------------------------------------------------------------------
                                                  Amount   Percentage        Amount   Percentage         Amount  Percentage
                                         -----------------------------------------------------------------------------------
Statutory rate                                $1,189,268          34%    $1,185,394          34%      $(828,225)       (34)%
State franchise tax, net of federal tax
benefit                                          167,718         4.8%       208,884           6%         16,627         .7%
Change in valuation allowance                 (1,187,934)        (34%)   (1,538,994)      (44.1%)      (871,775)     (35.8%)
Other                                              2,690           0%        $3,228          .1%
                                         -----------------------------------------------------------------------------------
                                                $171,742         4.9%     $(141,488)         (4%)   $(1,683,373)     (69.1%)
                                         ===================================================================================

(8)   Qualified and Non-Qualified Stock Option Plans

      The Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation costs have been recognized for its fixed stock option plans during 2001, 2000, and 1999. The compensation cost that has been charged against income for its stock incentive plan was $52,225 in 2001, $61,602 in 2000 and $61,203 in 1999. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                          2001               2000               1999
                                                                          ----               ----               ----
Net income (loss):                          As reported               $3,326,106          $3,627,940         $(752,582)
                                            Pro forma                 $3,273,881          $3,505,121       $(1,047,863)

Diluted net income (loss) per share:        As reported                     $.32                $.35            $(0.07)
                                            Pro forma                       $.31                $.34            $(0.10)

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

      The 1983 Stock Option Plan authorized an aggregate of 653,006 (adjusted for stock dividends) shares of common stock to be reserved for grant. The 1983 Stock Option Plan expired in September, 1993. Changes in the 1983 Stock Option Plan are summarized as follows:

                                            2001                         2000                       1999
                                  --------------------------   -------------------------  --------------------------
                                                 Weighted-                    Weighted-                  Weighted-
                                                  Average                      Average                    Average
                                                 Exercise                     Exercise                   Exercise
                                      Shares       Price           Shares       Price         Shares       Price
                                  --------------------------   -------------------------  --------------------------
Outstanding, beginning of year           58,000   $2.93              58,000   $2.93              59,000   $2.92

Granted

Exercised                                                                                         (500)   $2.50

Canceled                                                                                          (500)   $2.50
                                  --------------------------   -------------------------  --------------------------
Outstanding, end of year                 58,000   $2.93              58,000   $2.93              58,000   $2.93
                                  ==========================   =========================  ==========================
Exercisable, end of year                 53,000                      48,000                      48,500
                                  ==============               =============              ==============

      The 1993 Stock Option Plan, (amended by the shareholders May 20, 1999) authorizes an aggregate of 2,000,000 shares of the Company's common stock to be reserved for grant. The options fully vest a year from the date of grant. Changes in the 1993 Stock Option plan are summarized as follows:

                                           2001                       2000                       1999
                                  -------------------------   -------------------------  -------------------------
                                                 Weighted-                   Weighted-                  Weighted-
                                                  Average                     Average                    Average
                                                 Exercise                    Exercise                   Exercise
                                      Shares       Price          Shares       Price         Shares       Price
                                  -------------------------   -------------------------  -------------------------
Outstanding, beginning of year          860,700   $1.27            866,800   $1.27             634,000   $1.14
Granted                                                                                        260,350   $1.56
Exercised                                                                                     (18,300)   $0.90
Canceled                                                           (6,100)   $1.55             (9,250)   $1.48
                                  -------------------------   -------------------------  -------------------------
Outstanding, end of year                 860,700   $1.27            860,700   $1.27             866,800   $1.27
                                  =========================   =========================  =========================
Exercisable, end of year                 860,700                    860,700                     607,950
                                  ===============             ==============             ===============
Available for grant, end of year         328,250                    328,250                     320,650
                                  ===============             ==============             ===============

      The following table summarizes information about the outstanding options at December 31, 2001, from the Company's 1983 and 1993 stock option plans:

                                     Options Outstanding                          Options Exercisable
                     -----------------------------------------------------  --------------------------------
                        Number       Weighted-Average    Weighted-Average       Number     Weighted-Average
     Range of         Outstanding        Remaining        Exercise Price     Exercisable    Exercise Price
  Exercise Prices     at 12/31/01    Contractual Life                        at 12/31/01
------------------   -----------------------------------------------------  --------------------------------
  $0.69 to $0.96           298,000       3.8 years            $0.72                298,000      $0.72
  $1.00 to $1.88           562,700       7.1 years            $1.56                562,700      $1.56
  $2.50 to $3.00            58,000       0.1 years            $2.93                 53,000      $2.92
                     -----------------------------------------------------  --------------------------------
  $0.69 to $3.00           918,700       5.6 years            $1.37                913,700      $1.35
                     =======================================================================================

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

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

      Long-Term Incentive Plan expired in May, 1999. Changes in the 1989 Executive Long-Term Stock Incentive plan are summarized as follows:

                                                              2001               2000               1999
                                                ---------------------------------------------------------
Issued shares, beginning of year                           419,080            422,280            435,680
Issued

Shares cancelled/returned at termination of                 (2,300)            (3,200)           (13,400)
employment
                                                ---------------------------------------------------------
Issued shares, end of year                                 416,780            419,080            422,280
                                                =========================================================
Vested, end of year                                        368,980            335,180            287,080
                                                =========================================================
Available for award, end of year                                --                 --                 --
                                                =========================================================

      Included as a separate deduction of stockholder's equity is deferred compensation relating to this plan of $51,000 and $105,525 as of December 31, 2001, and 2000, respectively.

      The 1992 Director Stock Option Plan authorizes an aggregate amount of 100,000 shares to be granted. Each year, the directors that are members of the stock option committee are granted options to buy 7,500 shares at the market price at the date of grant, exercisable one year after grant, and expire 10 years after the grant date. During 2001, 2000, and 1999, 15,000 shares, 15,000 shares and 15,000 shares, respectively, were granted under this plan at an exercise prices of $1.13, $1.27, and $1.63 per share, respectively. The exercise prices represent the market price at the date of grant. At December 31, 2001, 30,000 shares were outstanding related to this plan. In 1996, the Company issued warrants to purchase 150,000 shares of common stock. As of December 31, 2001, 150,000 warrants were outstanding.

      The weighted-average fair value of the options granted during 2001, 2000 and 1999 is $0.46, $0.61 and $0.98, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 6.5 percent for all years; dividend yield of zero percent for all years; expected lives of 5.0, 5.0, and 9.7 years; and volatility of 33, 44, and 28 percent.

      For the year ended December 31, 1999, options were not included in the computation of diluted net loss per common share because the effect would be antidilutive to the net loss in the period. However, for the years ended December 31, 2001 and 2000, 601,700 and 579,700 options were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

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

      On October 15, 1998, one officer of the Company exercised options to purchase a total of 10,000 shares of common stock with a weighted-average exercise price of $0.8125 per share. The Company received a note receivable for $8,125 from the officer as a result of the exercise of these options. The note receivable accrues interest at 4.987% and matures on October 15, 2001 and is guaranteed by the officer. The note's maturity date has been extended to October 15, 2002. During 2001, the officer partially repaid the note receivable. As of December 31, 2001, the outstanding note receivable balance is $2,945.

      As of December 31, 2001 and 2000, accrued interest for the stock purchase loans was $86,422 and $63,796 respectively. The stock purchase loans and related accrued interest are reflected as reductions in stockholder's equity.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

(9)   Earnings Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                  2001            2000            1999
                                                             -----------------------------------------------
      Numerator:

           Net income (loss)                                     $3,326,106      $3,627,940      $(752,582)
                                                             -----------------------------------------------
           Numerator for basic and diluted  net
      income (loss) per share                                     3,326,106       3,627,940       (752,582)
                                                             ===============================================

      Denominator for basic net income (loss)
      per share (weighted average outstanding shares)            10,281,879      10,290,816      10,289,852

           Effect of dilutive stock options                         128,327         170,753
                                                             -----------------------------------------------
      Denominator for dilutive net income (loss)
           per share (weighted average outstanding
      shares)                                                    10,410,206      10,461,569      10,289,852
                                                             ===============================================
      Basic net income (loss) per share                               $0.32           $0.35         $(0.07)
                                                             ===============================================
      Diluted net income per share                                    $0.32           $0.35         $(0.07)
                                                             ===============================================

(10)  Commitments and Contingencies

      Legal - There are several legal actions and claims pending against the Company. Based on the advice of legal counsel, management believes that the ultimate liability, if any, which may result from any of these lawsuits will not materially affect the financial position or results of operations of the Company.

      Employee benefit plan - The Company has a 401(k) plan (the "Plan"), which allows eligible employees to contribute from 1 percent to 15 percent of their annual compensation, not to exceed statutory limits. Company matching is at management's discretion. The Company's contribution to the Plan for the years ended December 31, 2001, 2000, and 1999 was $119,926, $116,312, and $123,924, respectively.

      Leases - The Company has operating leases that expire through 2006. Future minimum rents is as follows:

             Year Ending December 31,                          Amount
                                                          -----------------
             2002                                                 $222,569
             2003                                                  216,665
             2004                                                 $205,854
             2005                                                  154,015
             2006                                                  122,669
             Thereafter
                                                          -----------------
                                                                  $921,772

      Rent expense for the years ended December 31, 2001, 2000 and 1999 was $239,304, $188,711, and $159,431, respectively.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

(11)  Quarterly Financial Data - (unaudited)

      Year Ended December 31, 2001

                                                        First          Second            Third          Fourth
                                             ------------------------------------------------------------------
Sales                                             $23,672,136     $26,757,550      $18,880,000     $21,304,936
                                             ==================================================================
Income from development operations                 $2,045,837      $2,380,158         $173,438      $1,326,092
                                             ==================================================================
Net income (loss)                                  $1,344,177      $1,724,075        $(833,428)     $1,091,282
                                             ==================================================================
Basic income (loss) per share                           $0.13           $0.17           $(0.08)          $0.11
                                             ==================================================================
Diluted income per share                                $0.13           $0.17           $(0.08)          $0.11
                                             ==================================================================

Year Ended December 31, 2000

                                                        First          Second            Third          Fourth
                                             ------------------------------------------------------------------
Sales                                              $7,583,363     $10,214,099      $16,525,836     $29,915,317
                                             ==================================================================
(Loss) income from development
  operations                                        $(322,839)       $813,142       $1,760,022      $3,426,587
                                             ==================================================================
Net (loss) income                                   $(573,085)       $194,656         $897,640      $3,108,729
                                             ==================================================================
Basic (loss) income per share                          $(0.06)          $0.02            $0.09           $0.30
                                             ==================================================================
Diluted income per share                               $(0.06)          $0.02            $0.09           $0.30
                                             ==================================================================

                               CALPROP CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   For the three years ended December 31, 2001

                                                                   Trust Deeds
                                                  Warranty         Receivable
                                                   Reserve           Reserve
                                              ------------------------------------
Balance January 1, 1999                                $284,624           $50,000

     Additions charged to operations                    456,282               ---

     Reductions                                        (382,619)              ---
                                              ------------------------------------
Balance December 31, 1999                               358,287            50,000

     Additions charged to operations                    283,732               ---

     Reductions                                         (95,035)          (20,000)
                                              ------------------------------------
Balance December 31, 2000                               546,984            30,000

     Additions charged to operations                    332,899                ---

     Reductions                                        (209,768)              ---
                                              ------------------------------------
Balance December 31, 2001                              $670,115           $30,000
                                              ====================================

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

      42    Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPROP CORPORATION
--------------------------
(Registrant)


/s/ Victor Zaccaglin                             March 27, 2002
--------------------------                      ----------------
Victor Zaccaglin,                                     Date
Chairman of the Board
  and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mark F. Spiro                                 March 27, 2002
--------------------------                      ----------------
Mark F. Spiro                                         Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)

/s/ Ronald S. Petch                               March 27, 2002
--------------------------                      ----------------
Ronald S. Petch                                       Date
President

/s/ E. James Murar                                March 27, 2002
--------------------------                      ----------------
E. James Murar                                        Date
Director

/s/ Mark T. Duvall                                March 27, 2002
--------------------------                      ----------------
Mark T. Duvall                                        Date
Director

/s/ John L. Curci                                 March 27, 2002
--------------------------                      ----------------
John L. Curci                                         Date
Director

/s/Victor Zaccaglin                               March 27, 2002
--------------------------                      ----------------
Victor Zaccaglin                                      Date
Chairman of the Board
Chief Executive Officer