Form 10-Q
period 2002-03-31
CALPROP CORP
filed 2002-05-15
CIK 16496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended             March 31, 2002                or
                                     -------------------------------------------

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

Number of shares outstanding of each of Registrant's classes of common stock, as of April 11, 2002:

                                                       Number of Shares Title of
Each Class                                                    Outstanding
------------------------------                             -----------------
Common Stock, no par value                                     10,254,005

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

     Set forth is the unaudited quarterly report for the quarters ended March 31, 2002 and 2001, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             March 31,            December 31,
                                                  2002                    2001
                                           (Unaudited)
                                    ------------------       -----------------

Real estate under development             $80,595,843             $88,789,252

Other assets:
  Cash and cash equivalents                 1,966,257               2,079,471
  Deferred tax assets (note 2)              5,884,941               6,535,343
  Other assets                                951,014                 774,882
  Receivable from affiliates                1,046,448                 788,752
                                    ------------------       -----------------
     Total other assets                     9,848,660              10,178,448
                                    ------------------       -----------------

     Total assets                         $90,444,503             $98,967,700
                                    ==================       =================

                                   (Continued)

     The accompanying notes are an integral part of these financial statements.


                                       CALPROP CORPORATION

                                   CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                March 31,                  December 31,
                                                                     2002                          2001
                                                              (Unaudited)
                                                         ----------------              ----------------
Trust deeds and notes payable                                 $47,585,175                   $51,990,779
Related-party notes                                            23,615,458                    26,219,560
                                                         ----------------              ----------------
     Total trust deeds, notes payable and                      71,200,633                    78,210,339
       related-party notes
Accounts payable and accrued liabilities                        4,079,138                     5,334,450
Warranty reserves                                                 658,242                       670,115
                                                         ----------------              ----------------
     Total liabilities                                         75,938,013                    84,214,904

Stockholders' equity:
  Common stock, no par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 10,254,005 shares at
     March 31, 2002 and December 31, 2001                      10,254,005                    10,254,005
  Additional paid-in capital                                   25,845,986                    25,845,986
  Deferred compensation                                          (51,000)                      (51,000)
  Stock purchase loans                                          (516,039)                     (537,179)
  Accumulated deficit                                        (21,026,462)                  (20,759,016)
                                                         ----------------              ----------------
     Total stockholders' equity                                14,506,490                    14,752,796
                                                         ----------------              ----------------

                                                              $90,444,503                   $98,967,700
                                                         ================              ================

                                          (Concluded)

     The accompanying notes are an integral part of these financial statements.


                               CALPROP CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                  -------------------------------------
                                                        2002                 2001
                                                  ----------------     ----------------
Development operations:
  Real estate sales                                    $21,292,270          $23,672,136
  Cost of real estate sales                             21,197,496           21,626,299
                                                  ----------------     ----------------
Income from development operations                          94,774            2,045,837

Loss from investment in real estate venture               (75,769)

Other income:
  Interest and miscellaneous                                62,048               33,183
  Management fee                                           207,182
                                                  ----------------     ----------------
Total other income                                         269,230               33,183

Other expenses-
  General and administrative                               555,446              734,843

Minority interests (Note 4)                                    235
                                                  ----------------     ----------------

(Loss) income before provision for income taxes          (267,446)            1,344,177
Provision for income taxes (Note 2)
                                                  ----------------     ----------------
Net (loss) income                                       ($267,446)           $1,344,177
                                                  ================     ================

Basic net (loss) income per share (Note 3)                 ($0.03)                $0.13
                                                           =======                =====

Diluted net (loss) income per share (Note 3)               ($0.03)                $0.13
                                                           =======                =====

The accompanying notes are an integral part of these financial statements.


                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            Three Months Ended
                                                                                  March 31,
                                                                     ---------------------------------
                                                                          2002               2001
                                                                     ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                   ($267,446)        $1,344,177
     Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
         Minority interests                                                     235
         Loss from investment in real estate venture                         75,769
         Depreciation and amortization                                       10,680            13,541
         Provision for warrantly reserves                                    58,000           105,475
         Deferred income taxes                                              650,402
     Change in assets and liabilities:
         Other assets                                                     (186,812)          (24,255)
         Receivable from affiliates                                       (257,696)
         Accounts payable and accrued liabilities                       (1,255,312)         (439,951)
         Warranty reserves                                                 (69,873)          (71,520)
         Additions to real estate under development                    (12,872,909)      (14,982,364)
         Cost of real estate sales                                       20,990,314        21,626,299
         Accrued interest for executive stock purchase loans                (5,395)           (5,607)
                                                                     ---------------------------------
               Net cash provided by operating activities                  6,869,957         7,565,795
                                                                     ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related-party notes                                 1,562,776
     Payments under related-party notes                                 (4,166,878)       (1,067,970)
     Borrowings under trust deeds and notes payable                      12,540,565        16,567,719
     Payments under trust deeds and notes payable                      (16,946,169)      (21,943,176)
     Repayment of stock purchase loans                                       26,535
                                                                     ---------------------------------
               Net cash used in financing activities                    (6,983,171)       (6,443,427)
                                                                     ---------------------------------
     Net (decrease) increase in cash and cash equivalents                 (113,214)         1,122,368
     Cash and cash equivalents at beginning of period                     2,079,471         2,394,310
                                                                     ---------------------------------
     Cash and cash equivalents at end of period                          $1,966,257        $3,516,678
                                                                     =================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for income taxes                           $20,000           $2,981


The accompanying notes are an integral part of these financial statements.

                               CALPROP CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

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

          Recent accounting pronouncements - On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that
          (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or its results of operations. The results of operations for the three months ended March 31, 2002 may not be indicative of the operating results for the year ending December 31, 2002.

Note 2:   Income taxes

          As of March 31, 2002, the Company had gross deferred tax assets of $7,499,363 offset by a deferred tax asset valuation allowance of $1,614,422. During the three months ended March 31, 2002, the Company increased the deferred tax asset valuation allowance by $209,599 which offset the net current benefit for the period. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that the $5,884,941 of deferred tax assets will be realized.

          As of March 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $16,255,700. For federal tax purposes the net operating loss carryforwards expire from 2007 through 2013.

Note 3:   Earnings per share

          The following table sets forth the computation of basic and diluted net (loss) income per share:

                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                      2002          2001
                                                                  -------------------------
          Net (loss) income                                         ($267,446)   $1,344,177

          Numberator for basic and diluted net (loss) income        ($267,446)   $1,344,177
            per share                                             =========================
          Denominator for basic net (loss) income per share        10,254,005    10,290,535
            (weighted average outstanding shares)
            Effect of dilutive stock options                                        125,840
                                                                  -------------------------
          Weighted average shares for dilutive net income per      10,254,005    10,416,375
            share                                                 =========================
          Basic net (loss) income per share                            ($0.03)        $0.13
                                                                  =========================
          Diluted net (loss) income per share                          ($0.03)        $0.13
                                                                  =========================

Note 4:   Minority interest

          The Company has consolidated the financial statements of the following entities:

---------------------------------------------------------------------------------------------------------------------------------
                                                Ownership interest at
            Entity                                  March 31, 2002                               Development
---------------------------------------------------------------------------------------------------------------------------------
Colorado Pacific Homes, Inc. ("CPH")                     100%                        Real estate in the state of Colorado

DMM Development, LLC ("DMM")                              67%                        Cierra del Lago and Antares projects,
                                                                                     California

Montserrat II, LLC ("Mont II")                            99%                        Montserrat Estate project, California

Parkland Farms Development Co., LLC                       99%                        115 lots in Healdsburg, California
("Parkland")

RGCCLPO Development Co., LLC ("RGCCLPO")                 100%                        382 lots in Milpitas, California

PWA Associates, LLC ("PWA")                              100%                        68-unit apartment in Milpitas, California
---------------------------------------------------------------------------------------------------------------------------------

          CPH: The Company was entitled to receive eighty percent of the profits of CPH, and the other owner, an officer of the Company, was entitled to receive the remaining twenty percent of the profits. During November 2001, Calprop obtained all of the officer's ownership interest in CPH.

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

          During the three months ended March 31, 2002, $1,699 of the total income of $1,934 by the entities related to the minority interest was not allocated to the minority interest because the minority interest had an accumulated deficit interest in those entities. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of March 31, 2002 and December 31, 2001 was $64,166 and $65,865,
          respectively. As a result, the Company has recorded minority interest of $0 as of March 31, 2002 and December 31, 2001.

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

Liquidity and capital resources

         As of March 31, 2002, the Company had remaining loan commitments from financial institutions of approximately $18,950,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

         As of March 31, 2002, the Company had five residential housing projects in various stages of development, with five producing revenues from completed homes and townhomes: Parc Metropolitan, High Ridge Court, Saddlerock, Creekside Estates, and Montserrat Classics. As of March 31, 2002, the Company has 192 homes under construction, of which 119 are in escrow to be sold, and 19 model units. Additionally, the Company has an inventory of 134 lots under development. In addition to the construction and sale of single-family and multifamily housing, the Company is engaged in the development of apartments and townhomes available for lease. As of March 31, 2002, the Company had two projects under development (one project consists of a 25% equity interest in a real estate venture), the total projects consist of 180 units available for lease and 70 units under construction.

         As of March 31, 2002, the Company had 119 units in escrow ("backlog") compared with a backlog of 133 units as of March 31, 2001. The gross revenues of such backlog was $45,470,000 and $52,780,000 as of March 31, 2002 and 2001,
respectively.

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

Results of operations

         Real estate sales for the three months ended March 31, 2002 decreased 10.1% to $21,292,270 from $23,672,136 for the three months ended March 31, 2001.
In the first quarter of 2002, the Company sold 58 homes with an average sales price of $367,100, a 14.7% decrease in the volume of home sales compared to 68 homes with an average sales price of $348,100 for the first quarter of 2001.

         Income from development operations decreased to $94,774 in the first quarter of 2002 from $2,045,837 in the first quarter of 2001. The significant decrease of income from development operations during the first quarter of 2002 resulted from a slower absorption rate, and increased production overhead costs. The increased sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs.

         General and administrative expenses decreased to $555,446 in the three months ended March 31, 2002 from $734,843 in the corresponding period. The decrease is due to the focus efforts to decrease corporate overhead costs.

Item 3   Quantitative and Qualitative Disclosure about Market Risk

         The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2001.

Item 6  Exhibits and Reports on Form 8-K

(a)     Exhibits -

        27       Financial data schedule

(b)     Reports on Form 8-K

        A Current Report on Form 8-K dated April 1, 2002 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its audited consolidated financial statements for the year ended December 31, 2001 and unaudited consolidated financial statements for the quarter ended December 31, 2001, and under item 7(c) a press release announcing Calprop Corporations' 2001 annual and fourth quarter results.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CALPROP CORPORATION

                   By:  /s/ Mark F. Spiro
                        ---------------------------------------------
                        Mark F. Spiro
                        Vice President/Secretary/Treasurer
                        (Chief Financial and Accounting Officer)
                        May 10, 2002