Form 10-Q
period 2002-06-30
CALPROP CORP
filed 2002-08-14
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2002 or
                                     -------------

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to _____________

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

Number of shares outstanding of each of Registrant's classes of common stock, as of July 9, 2002:

                                                                Number of Shares
   Title of Each Class                                             Outstanding
--------------------------                                      ----------------

Common Stock, no par value                                         10,254,005

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

      Set forth is the unaudited quarterly report for the quarters ended June 30, 2002 and 2001, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                      June 30,      December 31,
                                                          2002              2001
                                                   -----------      ------------

Real estate under development (Note 5)             $51,883,653       $88,789,252

Other assets:
  Cash and cash equivalents                          3,563,968         2,079,471
  Deferred tax assets (Note 2)                       4,327,262         6,535,343
  Other assets                                         842,048           774,882
  Receivable from affiliates                           167,274           788,752
                                                   -----------       -----------
     Total other assets                              8,900,552        10,178,448
                                                   -----------       -----------

     Total assets                                  $60,784,205       $98,967,700
                                                   ===========       ===========

                                   (Continued)

                     The accompanying notes are an integral
                       part of these financial statements.

                              CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30,   December 31,
                                                                 2002           2001
                                                          -----------   ------------
Trust deeds and notes payable                             $26,917,552    $51,990,779
Related-party notes                                        18,107,043     26,219,560
                                                          -----------    -----------
     Total trust deeds, notes payable and related-party
       notes                                               45,024,595     78,210,339
Accounts payable and accrued liabilities                    1,723,131      5,334,450
Warranty reserves                                             760,268        670,115
                                                          -----------    -----------
     Total liabilities                                     47,507,994     84,214,904

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,254,005 shares at
    June 30, 2002 and December 31, 2001                    10,254,005     10,254,005
  Additional paid-in capital                               25,845,986     25,845,986
  Deferred compensation                                       (51,000)       (51,000)
  Stock purchase loans                                       (521,367)      (537,179)
  Accumulated deficit                                     (22,251,413)   (20,759,016)
                                                          -----------    -----------
     Total stockholders' equity                            13,276,211     14,752,796
                                                          -----------    -----------

                                                          $60,784,205    $98,967,700
                                                          ===========    ===========

                                   (Concluded)

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                         --------------------------    --------------------------
                                                             2002           2001           2002           2001
                                                         -----------    -----------    -----------    -----------
Development operations:
  Real estate sales                                      $43,058,399    $26,757,550    $64,350,669    $50,429,686
  Cost of real estate sales                               42,305,392     24,377,392     63,502,888     46,003,691
                                                         -----------    -----------    -----------    -----------
Income from development operations before
  recognition of impairment of real estate                   753,007      2,380,158        847,781      4,425,995

Recognition of impairment of real estate
  development (Note 5)                                    (1,832,225)                   (1,832,225)
                                                         -----------    -----------    -----------    -----------
(Loss) income from development operations                 (1,079,218)     2,380,158       (984,444)     4,425,995

Income from investment in real estate venture (Note 5)       185,022                       109,253

Other income:
  Interest and miscellaneous                                 190,251         37,436        252,299         70,619
  Management fee                                                                           207,182
                                                         -----------    -----------    -----------    -----------
Total other income                                           190,251         37,436        459,481         70,619

Other expenses-
  General and administrative                                 521,006        695,344      1,076,452      1,430,187

Minority interests (Note 4)                                                  (1,825)           235         (1,825)
                                                         -----------    -----------    -----------    -----------

(Loss) income before provision for income taxes           (1,224,951)     1,724,075     (1,492,397)     3,068,252
Provision for income taxes (Note 2)
                                                         -----------    -----------    -----------    -----------
Net (loss) income                                        ($1,224,951)    $1,724,075    ($1,492,397)    $3,068,252
                                                         ===========    ===========    ===========    ===========

Basic net (loss) income per share (Note 3)                    ($0.12)         $0.17         ($0.15)         $0.30
                                                              ======          =====         ======          =====

Diluted net (loss) income per share (Note 3)                  ($0.12)         $0.17         ($0.15)         $0.29
                                                              ======          =====         ======          =====

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                            2002          2001
                                                                       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                 ($1,492,397)    $3,068,252
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Minority interests                                                    235         (1,825)
         Recognition of impairment of real estate development            1,832,225
         Income from investment in real estate venture                    (109,253)
         Depreciation and amortization                                      21,315         24,513
         Provision for  warrantly reserves                                 175,105        162,171
         Deferred income taxes                                           2,208,081
     Change in assets and liabilities:
         Other assets                                                      (82,999)       (12,008)
         Receivable from affiliates                                        621,478
         Accounts payable and accrued liabilities                       (3,611,319)    (2,305,122)
         Warranty reserves                                                 (84,952)      (129,227)
         Additions to real estate under development                    (28,320,496)   (36,321,767)
         Cost of real estate sales                                      63.502,888     46,003,691
         Accrued interest for executive stock purchase loans               (10,723)       (11,276)
                                                                       --------------------------
               Net cash provided by operating activities                34,649,188     10,477,402

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                   (5,482)        (1,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related-party notes                                1,663,977      2,200,000
     Payments under related-party notes                                 (9,776,494)    (2,955,675)
     Borrowings under trust deeds and notes payable                     24,992,491     36,597,927
     Payments under trust deeds and notes payable                      (50,065,718)   (44,892,838)
     Repayment of stock purchase loans                                      26,535
                                                                       --------------------------
               Net cash used in financing activities                   (33,159,209)    (9,050,586)
                                                                       --------------------------
     Net increase in cash and cash equivalents                           1,484,497      1,425,028
     Cash and cash equivalents at beginning of period                    2,079,471      2,394,310
                                                                       --------------------------
     Cash and cash equivalents at end of period                         $3,563,968     $3,819,338
                                                                       ==========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for income taxes                          $47,351        $95,345
                                                                       ==========================

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

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

        The results of operations for the three and six months ended June 30, 2002 may not be indicative of the operating results for the year ending December 31, 2002.

Note 2: Income taxes

        As of June 30, 2002, the Company had gross deferred tax assets of $6,325,570 offset by a deferred tax asset valuation allowance of $1,998,308. During the six months ended June 30, 2002, the Company increased the deferred tax asset allowance by $593,485 which offset the net current benefit for the period. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that the $4,327,262 of deferred tax assets will be realized.

        As of June 30, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $16,255,700. For federal tax purposes the net operating loss carryforwards expire from 2007 through 2013.

Note 3: Earnings per share

        The following table sets forth the computation of basic and diluted net
        (loss) income per share:

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                              ---------------------------------------------------
                                                                 2002          2001         2002          2001
                                                              ---------------------------------------------------
Net (loss) income                                            ($1,224,951)   $1,724,075  ($1,492,397)   $3,068,252
                                                             ----------------------------------------------------

Numberator for basic and diluted net (loss) income per
  share                                                      ($1,224,951)   $1,724,075  ($1,492,397)   $3,068,252
                                                             ====================================================
Denominator for basic net (loss) income per share (weighted   10,254,005    10,290,535   10,254,005    10,290,535
  average outstanding shares)
Effect of dilutive stock options                                               157,141                    141,948
                                                             ----------------------------------------------------
Weighted average shares for dilutive net income per share     10,254,005    10,447,676   10,254,005    10,432,483
                                                             ====================================================
Basic net (loss) income per share                                 ($0.12)        $0.17       ($0.15)        $0.30
                                                             ====================================================
Diluted net (loss) income per share                               ($0.12)        $0.17       ($0.15)        $0.29
                                                             ====================================================

Note 4: Consolidation

        The Company has consolidated the financial statements of the following entities:

-------------------------------------------------------------------------------------------------------------------------------
                                                   Ownership interest at
                   Entity                             March 31, 2002                           Development
-------------------------------------------------------------------------------------------------------------------------------
Colorado Pacific Homes, Inc. ("CPH")                       100%                Real estate in the state of Colorado
DMM Development, LLC ("DMM")                                67%                Cierra del Lago and Antares projects, California
Montserrat II, LLC ("Mont II")                              99%                Montserrat Estate project, California
Parkland Farms Development Co., LLC ("Parkland")            99%                115 lots in Healdsburg, California
RGCCLPO Development Co., LLC ("RGCCLPO")                   100%                382 lots in Milpitas, California
PWA Associates, LLC ("PWA")                                100%                68-unit apartment in Milpitas, California
-------------------------------------------------------------------------------------------------------------------------------

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

        During the six months ended June 30, 2002, $1,730 of the total loss of $1,965 incurred by the entities related to the minority interest was not allocated to the minority interest because the minority interest had a deficit interest in those entities. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of June 30, 2002 and December 31, 2001 was $67,595 and $65,865, respectively. As a result, the Company has recorded minority interest of $0 as of June 30, 2002 and December 31, 2001.

Note 5: Real estate under development

        Impairment of real estate under development-During the second quarter, the Company recorded an impairment loss on real estate under development of $271,844 in the Saddlerock project. The project consisted of 94 homes with five product lines in Aurora, Colorado. The lack of demand of the product lines resulted in a slower absortion rate. The Company introduced three new product lines and converted certain upgrades as standards during the second quarter of 2002 to increase the absorption rate. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development.

        Additionally, during the second quarter, the Company recorded an impairment loss on real estate under development of $1,560,381 in the Parc Metropolitan project as actual sales prices for certain units were lower than anticipated. The lack of demand for upgrades and options in the project also impacted the sales revenue for the project.

        Investment of real estate venture-The Company has a 25 percent interest in RGC Carmel Country, LLC, the "Joint Venture". The Joint Venture consists of 182 townhomes available for lease in San Diego. The Company's allocable share of losses, if any, from investments in real estate ventures are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recongized. The cumulative amount of unrecognized equity in losses of unconsolidated real estate ventures was $481,507 and $0 as of June 30, 2002 and December 31, 2001, respectively.

        Distributions received by the Company from the real estate ventures are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributuions received are recognized as income.

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

Liquidity and capital resources

      As of June 30, 2002, the Company had remaining loan commitments from financial institutions of approximately $13,480,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of June 30, 2002, the Company had four residential housing projects in various stages of development, with four producing revenues from completed homes and townhomes: Parc Metropolitan, High Ridge Court, Saddlerock, and Montserrat Classics. As of June 30, 2002, the Company has 94 homes under construction, of which 56 are in escrow to be sold, and 17 model units. Additionally, the Company has an inventory of 121 lots under development. In addition to the construction and sale of single-family and multifamily housing, the Company is engaged in the development of apartments and townhomes available for lease. As of June 30, 2002, the Company had two projects under development (one project consists of a 25% equity interest in a real estate venture), the total projects consist of 182 units available for lease and 68 units under construction.

      As of June 30, 2002, the Company had 56 units in escrow ("backlog") compared with a backlog of 87 units as of June 30, 2001. The gross revenues of such backlog was $19,517,378 and $31,920,000 as of June 30, 2002 and 2001,
respectively.

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

Results of operations

      Real estate sales for the three months ended June 30, 2002 increased 60.9% to $43,058,399 from $26,757,550 for the three months ended June 30, 2001. For the six months ended June 30, 2002, real estate sales increased 27.6% to $64,350,669 from $50,429,686 in the year-earlier period. The increase in real estate sales for the three and six month periods of 2002 was primarily due to the high volume of inventory of completed homes available for sale in 2002 compared to completed homes available for sale in 2001. In the second quarter of 2002, the Company sold 113 homes with an average sales price of $381,050, a 48.7% increase in the volume of home sales compared to 76 homes with an average sales price of $352,200 for the second quarter of 2001. During the first six months of 2002, the Company sold 171 homes with an average sales price of $376,300, a 18.8% increase in the volume of home sales compared to 144 homes with an average sales price of $350,200 for the six months of 2001.

      Income from development operations before recognition of impairment of real estate decreased to $753,007 in the second quarter of 2002 from $2,380,158 in the second quarter of 2001. For the six months ended

June 30, 2002, income from development operations before recognition of impairment of real estate decreased to $847,781 from $4,425,995. The significant decrease of income from development operations during the second quarter of 2002 and six months ended June 30, 2002 resulted from a slower absorption rate, and increased production overhead costs. The increased sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs.

      During the second quarter of 2002, the Company recorded an impairment loss on real estate under development of $271,844 in the Saddlerock project. The project consisted of 94 homes with five product lines in Aurora, Colorado. The lack of demand of the product lines resulted in a slower absortion rate. The Company introduced three new product lines and converted certain upgrades as standards during the second quarter of 2002 to increase the absorption rate. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development.

      Additionally, during the second quarter of 2002, the Company recorded an impairment loss on real estate under development of $1,560,381 in the Parc Metropolitan project as actual sales prices for certain units were lower than anticipated. The lack of demand for upgrades and options in the project also impacted the sales revenue for the project.

      General and administrative expenses decreased to $521,006 in the three months ended June 30, 2002 from $695,344 in the corresponding period. For the six months ended June 30, 2002, general and administrative expenses decreased to $1,076,452 from $1,430,187 in the corresponding 2001 period. The decrease is due to the focus efforts to decrease corporate overhead costs.

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

            A Current Report on Form 8-K dated May 15, 2002 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended March 31, 2002, and under item 7(c) a press release announcing Calprop Corporations' first quarter results.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CALPROP CORPORATION


                   By:  /s/ Mark F. Spiro
                        --------------------------------------------
                        Mark F. Spiro
                        Vice President/Secretary/Treasurer
                        (Chief Financial and Accounting Officer)
                        August 9, 2002

                                  CERTIFICATION

            Each of the undersigned hereby certifies in his capacity as an officer of Calprop Corporation (the "Company") that the Quarterly Report of the Company on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial position of the Company at the end of such periods and the results of operations of the Company for such periods.


                  /s/ Victor Zaccaglin
                  -------------------------------------------
                  Victor Zaccaglin
                  Chairman of the Board
                  Chief Executive Officer
                  August 9, 2002


                  /s/ Mark F. Spiro
                  -------------------------------------------
                  Mark F. Spiro
                  Vice President/Secretary/Treasurer
                  (Chief Financial and Accounting Officer)
                  August 9, 2002