Form 10-Q
period 2002-09-30
CALPROP CORP
filed 2002-11-14
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

        (Mark One)

          |X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002 or
                                              ------------------

          |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ___________ to ____________

                         Commission File Number 1-6844
                                                ------

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)

         California                                               95-4044835
         ----------                                          ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

13160 Mindanao Way, Suite 180, Marina Del Rey, California              90292
---------------------------------------------------------          -------------
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

Number of shares outstanding of each of Registrant's classes of common stock, as of October 2, 2002:

                                                                Number of Shares
Title of Each Class                                                Outstanding
------------------------------                                  ----------------

Common Stock, no par value                                          10,254,005

                               CALPROP CORPORATION

     QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                          PART I-FINANCIAL INFORMATION

                                                                           Page
Item 1. FINANCIAL STATEMENTS (Unaudited)

        Consolidated Balance Sheets as of September 30, 2002 and              4
        December 31, 2001

        Consolidated Statements of Operations for the Three and Nine Months   6
        Ended September 30, 2002 and 2001

        Consolidated Statements of Cash Flows for the Nine Months Ended       7
        September 30, 2002 and 2001

        Notes to Consolidated Financial Statements                            8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                  12

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            13

Item 4. CONTROLS AND PROCEDURES                                              13

                    PART II-FINANCIAL INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                     14

SIGNATURES                                                                   14

CERTIFICATIONS                                                               15

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

     Set forth is the unaudited quarterly report for the quarters ended September 30, 2002 and 2001, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                     September 30,  December 31,
                                                         2002           2001
                                                     -----------    -----------

Real estate under development (Note 5)               $24,970,213    $88,789,252
Rental property, (net of accumulated depreciation     10,721,144
    of $48,750) (Note 6)
Other assets:
  Cash and cash equivalents                            5,140,620      2,079,471
  Deferred tax assets (Note 2)                         6,535,343      6,535,343
  Other assets                                           803,995        774,882
  Receivable from affiliates                               5,476        788,752
                                                     -----------    -----------
     Total other assets                               12,485,434     10,178,448
                                                     -----------    -----------

     Total assets                                    $48,176,791    $98,967,700
                                                     ===========    ===========

                                   (Continued)

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,   December 31,
                                                       2002            2001
                                                   ------------    ------------

Trust deeds and notes payable                      $ 20,289,651    $ 51,990,779
Related-party notes                                  15,637,634      26,219,560
                                                   ------------    ------------
     Total trust deeds, notes payable and
        related-party notes                          35,927,285      78,210,339
Accounts payable and accrued liabilities              2,931,684       5,334,450
Warranty reserves                                       751,804         670,115
                                                   ------------    ------------
     Total liabilities                               39,610,773      84,214,904

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,254,005 shares at
    September 30, 2002 and December 31, 2001         10,254,005      10,254,005
  Additional paid-in capital                         25,845,986      25,845,986
  Deferred compensation                                 (51,000)        (51,000)
  Stock purchase loans                                 (522,508)       (537,179)
  Accumulated deficit                               (26,960,465)    (20,759,016)
                                                   ------------    ------------
     Total stockholders' equity                       8,566,018      14,752,796
                                                   ------------    ------------

                                                   $ 48,176,791    $ 98,967,700
                                                   ============    ============

                                   (Concluded)

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         ----------------------------    ----------------------------
                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                         ----------------------------    ----------------------------
                                                             2002            2001            2002            2001
                                                         ------------    ------------    ------------    ------------
Development operations:
  Real estate sales                                      $ 21,678,306    $ 18,880,000    $ 86,028,975    $ 69,309,686
  Cost of real estate sales                                22,626,112      16,688,474      86,129,000      62,692,165
                                                         ------------    ------------    ------------    ------------
(Loss) income from development operations
  before recognition of impairment of
  real estate                                                (947,806)      2,191,526        (100,025)      6,617,521

Recognition of impairment of real estate
 development (Note 5)                                      (2,639,468)     (2,018,088)     (4,471,693)     (2,018,088)
                                                         ------------    ------------    ------------    ------------
(Loss) income from development operations                  (3,587,274)        173,438      (4,571,718)      4,599,433

Income from investment in real estate venture (Note 5)                                        109,253

Other income:
  Rental  (Note 6)                                             43,771                          43,771
  Interest and miscellaneous                                   63,004          73,412         315,303         144,031
  Management fee (Note 5)                                      10,931                         218,113
                                                         ------------    ------------    ------------    ------------
Total other income                                            117,706          73,412         577,187         144,031

Other expenses:
   Rental operating (Note 6)                                  220,500                         220,500
   General and administrative                                 775,484         874,734       1,851,936       2,304,921
   Depreciation                                                47,532                          47,532
   Interest                                                   195,968                         195,968
                                                         ------------    ------------    ------------    ------------
Total other expenses                                        1,239,484         874,734       2,315,936       2,304,921

Minority interests (Note 4)                                                                       235          (1,825)
                                                         ------------    ------------    ------------    ------------

(Loss) income before provision for income taxes            (4,709,052)       (627,884)     (6,201,449)      2,440,368
Provision for income taxes (Note 2)                                           205,544                         205,544
                                                         ------------    ------------    ------------    ------------
Net (loss) income                                        ($ 4,709,052)   ($   833,428)   ($ 6,201,449)   $  2,234,824
                                                         ============    ============    ============    ============

Basic net (loss) income per share (Note 3)                     ($0.46)         ($0.08)         ($0.61)          $0.22
                                                               ======          ======          ======           =====

Diluted net (loss) income per share (Note 3)                   ($0.46)         ($0.08)         ($0.61)          $0.21
                                                               ======          ======          ======           =====

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                    ---------------------------
                                                                       2002            2001
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                             ($ 6,201,449)    $ 2,234,824
     Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
       Minority interests                                                   235          (1,825)
       Recognition of impairment of real estate
         development                                                  4,471,693       2,018,088
       Income from investment in real estate venture                   (109,253)
       Depreciation and amortization                                     79,695          35,115
       Provision for  warranty reserves                                 237,105         223,596
       Deferred income taxes
     Change in assets and liabilities:
       Other assets                                                     (46,665)        (65,650)
       Receivable from affiliates                                       783,276
       Accounts payable and accrued liabilities                      (2,402,766)     (2,478,500)
       Warranty reserves                                               (155,416)       (146,250)
     Additions to real estate under development                     (37,441,312)    (54,631,981)
     Cost of real estate sales                                       86,129,000      62,692,165
     Accrued interest for executive stock purchase loans                (16,077)        (11,780)
                                                                    -----------     -----------
               Net cash provided by operating activities             45,328,066       9,867,802

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (14,611)         (5,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related-party notes                             1,663,977       7,440,000
     Payments under related-party notes                             (12,245,903)     (4,463,073)
     Borrowings under trust deeds and notes payable                  29,459,073      53,180,517
     Payments under trust deeds and notes payable                   (61,160,201)    (64,169,340)
     Repayment of stock purchase loans                                   30,748
     Purchase of common stock                                                           (28,290)
                                                                    -----------     -----------
               Net cash used in financing activities                (42,252,306)     (8,040,186)
                                                                    -----------     -----------
     Net increase in cash and cash equivalents                        3,061,149       1,822,550
     Cash and cash equivalents at beginning of period                 2,079,471       2,394,310
                                                                    -----------     -----------
     Cash and cash equivalents at end of period                     $ 5,140,620     $ 4,216,860
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (refunded) during the period for:
      Interest, net of amount capitalized                           $   195,968
      Income taxes                                                 ($    45,131)    $   142,741

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

The results of operations for the three and nine months ended September 30, 2002 may not be indicative of the operating results for the year ending December 31, 2002.

Note 2: Income taxes

As of September 30, 2002, the Company had gross deferred tax assets of $9,644,969 offset by a deferred tax asset valuation allowance of $3,109,626. During the nine months ended September 30, 2002, the Company increased the deferred tax asset valuation allowance by $1,704,803 which offset the net current benefit for the period. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that the $6,535,343 of deferred tax assets will be realized.

As of September 30, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $21,665,000 and $6,450,000, respectively. For federal tax purposes, net operating loss carryforwards expire from 2013 through 2022. For state tax purposes, net operating loss carryforwards expire from 2003 through 2012.

Note 3: Earnings per share

The following table sets forth the computation of basic and diluted net (loss) income per share:

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                       ----------------------------------------------------------
                                                           2002            2001            2002           2001
                                                       ----------------------------------------------------------
Net (loss) income                                      ($4,709,052)      ($833,428)    ($6,201,449)    $2,234,824
                                                       ----------------------------------------------------------

Numberator for basic and diluted net (loss) income
  per share                                            ($4,709,052)      ($833,428)    ($6,201,449)    $2,234,824
                                                       ==========================================================
Denominator for basic net (loss) income per share
  (weighted average outstanding shares)                 10,254,005      10,285,284      10,254,005     10,288,778
  Effect of dilutive stock options                                                                        152,444
                                                       ----------------------------------------------------------
Weighted average shares for dilutive net income per
  share                                                 10,254,005      10,285,284      10,254,005     10,441,222
                                                       ==========================================================
Basic net (loss) income per share                           ($0.46)         ($0.08)         ($0.61)         $0.22
                                                       ==========================================================
Diluted net (loss) income per share                         ($0.46)         ($0.08)         ($0.61)         $0.21
                                                       ==========================================================

Note 4: Consolidation

The Company has consolidated the financial statements of the following entities:

---------------------------------------------------------------------------------------------------------------
                                             Ownership interest at
                   Entity                     September 30, 2002                    Development
---------------------------------------------------------------------------------------------------------------
Colorado Pacific Homes, Inc.                         100%              Real estate in the state of Colorado

DMM Development, LLC ("DMM")                          67%              Cierra del Lago and Antares projects,
                                                                       California

Parkland Farms Development Co., LLC                   99%              115 lots in Healdsburg, California
("Parkland")

RGCCLPO Development Co., LLC ("RGCCLPO")             100%              382 lots in Milpitas, California

PWA Associates, LLC                                  100%              68-unit apartment project in Milpitas,
                                                                       California
---------------------------------------------------------------------------------------------------------------

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

During the nine months ended September 30, 2002, $1,817 of the total loss of $2,052 incurred by the entities related to the minority interest was not allocated to the minority interest because the minority interest had a deficit interest in those entities. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of September 30, 2002 and December 31, 2001 was $67,682 and $65,865, respectively. As a result, the Company has recorded minority interest of $0 as of September 30, 2002 and December 31, 2001.

Note 5: Real estate under development

Impairment of real estate under development-During the third quarter of 2002, the Company recorded an impairment loss on real estate under development of $1,231,948 in the Saddlerock project. The project consisted of 94 homes with five product lines in Aurora, Colorado. The lack of demand of the product lines resulted in a slower absortion rate. The Company introduced three new product lines and converted certain upgrades as standards to increase the absorption rate. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development.

Additionally, during the third quarter of 2002, the Company recorded an impairment loss on real estate under development of $1,407,520 in the High Ridge Court project which is located in Thorton, Colorado as the absortion rate was slower than anticipated. The decrease in absorption rate increased marketing, production and interest costs and as a result the Company recorded an impairment.

Investment in real estate venture-The Company has a 25 percent interest in RGC Carmel Country, LLC, the "Joint Venture". The Joint Venture consists of 181 townhomes available for lease in San Diego. The Company's allocable share of losses, if any, from investments in real estate ventures are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recongized. The cumulative amount of unrecognized equity in losses of unconsolidated real estate ventures was $469,690 and $0 as of September 30, 2002 and December 31, 2001, respectively. Distributions received by the Company from the real estate ventures are accounted for as a return of capital until the investment balance is reduced to zero.

Additionally, the Company recognized management fees of $10,931 and $218,113 for the three and nine months ended September 30, 2002, respectively, related to the joint venture.

Note 6: Rental property

The Company developed and constructed a 68-unit affordable apartment, the Parc West Apartment Homes located in Milpitas, California, adjacent to the Parc Metropolitan project owned by RGCCLPO. Construction was completed in August 2002 and the 68 units were available for lease. As of September 30, 2002, the apartment project was 50% leased.

Note 7: Segment Disclosure

The Company's reportable segments consist of two types of real estate properties for which management internally evaluates operating performance and financial results: residental homes for sale and residental rental property for lease. The Company also has certain corporate level activities including accounting, finance, and management information systems, which are not considered separate segments.

The Company evaluates the performance of its segments based upon contribution to income.

The following table provides financial information regarding revenues from customers, loss and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated total:

                                       Three Months Ended September 30, 2002
                                  ----------------------------------------------
                                    Revenues      Contribution to      Assets
                                                       Loss
                                  ---------------------------------------------
Residential homes                 $21,678,306      ($4,362,758)     $37,406,983
Rental property                        43,771         (176,729)      10,769,808
                                  ---------------------------------------------
                                   21,722,077       (4,539,487)      48,176,791
Interest and other, net                73,935         (169,565)
                                  ---------------------------------------------
                                  $21,796,012      ($4,709,052)     $48,176,791
                                  =============================================

                                      Nine Months Ended September 30, 2002
                                  ---------------------------------------------
                                   Revenues      Contribution to      Assets
                                                      Loss
                                  ---------------------------------------------
Residential                       $86,028,975      ($6,423,654)     $37,406,983
Rental property                        43,771         (176,729)      10,769,808
                                  ---------------------------------------------
                                   86,072,746       (6,600,383)      48,176,791
Interest and other, net               533,416          398,934
                                  ---------------------------------------------
                                  $86,606,162      ($6,201,449)     $48,176,791
                                  =============================================

Prior to the three and nine month period September 30, 2002, the Company operated under one reportable segment.

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

Liquidity and capital resources

     As of September 30, 2002, the Company had remaining loan commitments from financial institutions of approximately $9,191,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

As of September 30, 2002, the Company had four residential housing projects in various stages of development, with all four producing revenues from completed homes and townhomes: Parc Metropolitan, High Ridge Court, Saddlerock, and Montserrat Classics. As of September 30, 2002, the Company has 58 homes under construction, of which 11 are in escrow to be sold, and 6 model units. Additionally, the Company has an inventory of 106 lots under development. In addition to the construction and sale of single-family and multifamily housing, the Company is engaged in the development of apartments and townhomes available for lease. As of September 30, 2002, the Company had an apartment project and a townhome project available for lease (one project consists of a 25% equity interest in a real estate venture), the total projects consist of 249 units available for lease.

     As of September 30, 2002, the Company had 11 units in escrow ("backlog") compared with a backlog of 59 units as of September 30, 2001. The gross revenues of such backlog was $4,275,000 and $20,400,000 as of September 30, 2002 and 2001, respectively.

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

     Management's plan, with respect to managing cash flow includes the following components: pay off debt that is coming due in 2002, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 2002, management expects to extend the maturity dates of various loans and pay the remaining loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations, including borrowings from existing loan commitments, will be adequate to allow the Company to continue operations.

Results of operations

     Real estate sales for the three months ended September 30, 2002 increased 14.8% to $21,678,306 from $18,880,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, real estate sales increased 24.1% to $86,028,975 from $69,309,686 in the year-earlier period. The increase in real estate sales for the three and nine month periods of 2002 was primarily due to the high volume of inventory of completed homes available for sale in 2002 compared to completed homes available for sale in 2001. In the third quarter of 2002, the Company sold 62 homes with an average sales price of $349,650, a 34.8% increase in the volume of home sales compared to 46 homes with an average sales price of $410,400 for the third quarter of 2001. During the first nine months of 2002, the Company sold 233 homes with an average sales price of $369,223, a 22.6% increase in the volume of home sales compared to 190 homes with an average sales price of $364,800 for the nine months of 2001.

     The Company had a loss from development operations before recognition of impairment of real estate $947,806 in the third quarter of 2002 as compared to income of $2,191,526 in the third quarter of 2001. For the nine months ended September 30, 2002, the Company had a loss from development operations before recognition of impairment of real estate of $100,025 as compared to income of $6,617,521 in the third quarter of 2001. The significant decrease of income from development operations during the third quarter of 2002 and nine months ended September 30, 2002 resulted from a slower absorption rate, and increased production overhead costs. The increased sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs.

     During the third quarter of 2002, the Company recorded an impairment loss on real estate under development of $1,231,948 in the Saddlerock project. The project consisted of 94 homes with five product lines in Aurora, Colorado. The lack of demand of the product lines resulted in a slower absortion rate. The Company introduced three new product lines and converted certain upgrades as standards to increase the absorption rate. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development.

     Additionally, during the third quarter of 2002, the Company recorded an impairment loss on real estate under development of $1,407,520 in the High Ridge Court project which is located in Thorton, Colorado as the absortion rate was slower than anticipated. The decrease in absorption rate increased marketing, production and interest costs and as a result the Company recorded an impairment.

     The Company developed and constructed a 68-unit affordable apartment, the Parc West Apartment Homes located in Milpitas, California, adjacent to the Parc Metropolitan project owned by RGCCLPO. Construction was completed in August 2002 and the 68 units were available for lease. As of September 30, 2002, the apartment project was 50% leased. As of September 30, 2002, the apartment project generated $43,771 of rental income and $350,358 of rental expenses.

     General and administrative expenses decreased to $775,484 in the three months ended September 30, 2002 from $874,734 in the corresponding 2001 period. For the nine months ended September 30, 2002, general and administrative expenses decreased to $1,851,936 from $2,304,921 in the corresponding 2001 period. The decrease is due to the focus efforts to decrease corporate overhead costs.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

     The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2001.

Item 4 Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                     Part II

6    Exhibits and Reports on Form 8-K

(a)  Exhibits -

     None

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

     A Current Report on Form 8-K dated August 14, 2002 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended June 30, 2002, and under item 7(c) a press release announcing Calprop Corporations' first quarter results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CALPROP CORPORATION


                                        By: /s/ Mark F. Spiro
                                           -------------------------------------
                                           Mark F. Spiro
                                           Vice President/Secretary/Treasurer
                                           (Chief Financial and Accounting
                                           Officer)
                                           November 8, 2002

                                 CERTIFICATIONS

I, Victor Zaccaglin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Calprop
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                        /s/ Victor Zaccaglin
                                        ----------------------------------------
                                        Victor Zaccaglin
                                        Chairman of the Board
                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Mark F. Spiro, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Calprop
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


                                        /s/ Mark F. Spiro
                                        ----------------------------------------
                                        Mark F. Spiro
                                        VicePresident/Secretary/Treasurer
                                        (Chief Financial and Accounting Officer)