Form 10-K
period 2002-12-31
CALPROP CORP
filed 2003-04-25
CIK 16496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002        Commission File Number 1-6844

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

                         $1,208,161 at January 13, 2003

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                10,235,305 Shares Outstanding at January 13, 2003

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

      During 2002, the Company was primarily engaged in the development of lots, and the construction and marketing of single-family detached homes and townhomes. As of December 31, 2002, the Company had three residential housing projects in various stages of development, consisting of 58 homes and townhomes under construction (12 were in escrow), 91 lots under development, and 6 model homes used in selling the various types of housing developed. The Company's products range from homes for first-time buyers to custom homes. In addition to the construction and sale of single-family and multifamily housing, the Company was engaged in the development of apartments and townhomes available for lease. As of December 31, 2002, the Company has a 68-unit apartment building available for lease.

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

Future Projects

      Land Acquisition - The Company has entered into approximately $14,300,000 in contracts to acquire five properties in two of its current markets in California, Sonoma County in Northern California and Riverside County in Southern California. These five properties are zoned for residential development and can be subdivided into approximately 416 single family detached lots and 77 single family attached units, totaling 493 units. All of these properties are being purchased subject to obtaining entitlements along with necessary environmental approvals from local, state and federal agencies. The Company has obtained term sheets from one or up to three capital sources to acquire each of these properties. The terms of the contracts provide options for the Company to acquire the properties from June 2003 to September 2004. The Company plans to start construction in the third quarter of 2003.

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

Employees

      The Company has approximately twenty four full-time employees, including six executive officers, ten persons in its finance, marketing and operations departments, and eight field superintendents and general laborers at March 28, 2003. The Company also employs temporary and part-time laborers from time to time as necessary. None of the Company's employees are currently represented by a collective bargaining unit. The Company compensates its employees with salaries and fringe benefits that it believes are competitive with the building industry and the local economy. The Company believes that relations with its employees generally are excellent.

Licensing

      The Company is licensed by the State of California as a general building contractor, and this license is essential to its operations. This license must be renewed every two years. The Company's current license expires in July 2004 and the Company expects to renew its license on or before expiration.

ITEM 2. Properties

Current projects

      The table below sets forth certain information relating to the Company's current projects as of December 31, 2002 and certain information relating to the Company's development operations during the previous twelve months.


                                                                                    Units sold    Remaining
                                           Units sold   Units under      Units       subject to    units to
                                            12 months   construction   completed   construction   construct
                                              ended        as of         as of        as of         as of
    Project                                 12/31/02    12/31/02 (1)    12/31/02    12/31/02      12/31/02
    -------                               ------------------------------------------------------------------
    Units Held For Sale
    1.   Montserrat Classics                   62            --           --             --          --
    2.   Mockingbird Canyon                    12            --           --             --          --
    3.   Parc Metropolitan                    148            16           --             7           --
    4.   High Ridge Court                      14            28           --             2           36
    5.   Saddlerock                            12            20           --             3           55
    6.   Mission Gorge                          --           --           --             --          --
                                          ------------------------------------------------------------------
    Total                                      248           64           --             12          91
                                          ==================================================================
    Total inventory units as of 12/31/02                                                             155
                                                                                                 ===========

    (1) Units under construction includes units sold subject to construction and 6 model units

    Units Held For Lease

    7.   Parcwest Apartments                   --            --           68             --          --
                                          ------------------------------------------------------------------
    Total                                                                 68
                                          ==================================================================

Backlog- As noted in the above table, the total number of units sold subject to construction ("backlog") at December 31, 2002, was 12 units, with gross revenues of such backlog equal to $4,825,000. As of March 28, 2003, the backlog was 21 units, representing $6,620,000 compared to a backlog of 108 units representing $40,400,000 as of March 10, 2002. See also "Management Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of Real Estate Sales for 2002 and 2001.

1. Montserrat Classics (Murrieta, Riverside County, California)

      The Montserrat Classics project consisted of 105 units of single-family detached housing. The Company closed escrow on all units as of December 31, 2002.

      The project was located about 75 miles southeast of Los Angeles along Highway 15.

      The Company had an acquisition/construction loan with the Curci-Turner Company ("Curci") on the entire 105 lots of the project. The loan permited borrowing by the Company of $3,450,000 on this project and bore interest at 12%. The loan contained a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2002, the loan had been paid in its entirety.

      The Company's construction loan on the 52 units in the first and second phase of construction was obtained in 2000 from Comerica Bank, formerly Imperial Bank. The loan permited borrowing by the Company of $12,465,000 and bore interest at the prime rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety.

      The Company's construction loan on the remaining 53 units, phases three through five was obtained in 2001 from Comerica Bank. The loan permited borrowing by the Company of $11,824,400 and bore interest at the prime rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety.

2. Mockingbird Canyon (Unincorporated Territory of Riverside County, California)

      The Mockingbird Canyon project consisted of 31 units of single-family housing. The Company closed escrow on all units as of December 31, 2002.

      The project is located about 60 miles east of Los Angeles and 30 miles south of San Bernardino along Interstate 91.

      The Company had an acquisition/construction loan with Curci on the entire 31 lots of the project. The loan permited borrowing by the Company of $3,500,000 on this project and bore interest at 12%. The loan contained a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2002, the loan had been paid in its entirety.

     The Company's construction loan on the entire 31 units was obtained in 2000 from Comerica Bank. The loan permited borrowing by the Company of $10,000,000 and bore interest at the prime rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety.

3. Parc Metropolitan (Milpitas, California)

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

      As of December 31, 2002, the Company had 15 units under construction (7 were in escrow), and one model.

      The project is located approximately 45 miles south of San Francisco along highway 880 in the Silicon Valley area.

      In 1998, the Company formed RGCCLPO Development Co., LLC, a California limited liability company, ("RGCCLPO") with RGC. In September, 1998, 382 lots in the Parc Metropolitan project were acquired by RGCCLPO. The profits and losses of RGCCLPO were distributed between the members as follows: 50% to RGC and 50% to the Company. During 1999, the Company acquired RGC's 50% partnership interest in RGCCLPO to attain 100% ownership as of December 31, 1999.

      The Company acquired the land through seller financing with Ford Motor Company and Ford Motor Land Development Corporation on the entire 382 lots and the land for the Parcwest Apartments project. The original note balance of $12,850,000 bore interest at 9%. As of December 31, 2001, the loan had been paid in its entirety. The Company has a profit participation agreement with Ford for $6,200,000 to be paid on or before December 13, 2002. The amount was paid off on December 6, 2002.

      The Company's acquisition and development loan on the entire 382 lots of the project was obtained in 1998 from Lowe Enterprises Residential Advisors, ("Lowe"). The loan permited borrowing by the Company of $9,700,000 and bore interest at the prime plus 2.0%. After repayment of principal and interest, Lowe received, as participating interest, a 27% IRR calculated on an annual basis. In December of 2001, the loan was refinanced and obtained with Curci for $4,500,000. The loan bore interest at 20%. As of December 31, 2002, the loan was paid in its entirety.

      The Company's construction loan on the first phase of construction for Product A was obtained from Comerica Bank in 1998. The loan permited borrowing by the Company of $13,773,142 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the loan had been paid in its entirety.

      The Company's construction loan on the first phase of construction for Product B was obtained from Comerica Bank in 1999. The loan permited borrowing by the Company of $10,604,352 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the loan had been paid in its entirety.

      The Company's construction loan on the first phase of construction for Product C was obtained from Comerica Bank in 1999. The loan permited borrowing by the Company of $12,342,388 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the loan had been paid in its entirety.

      The Company's construction loan on the second phase of construction for Product A was obtained from Comerica Bank in 2000. The loan permited borrowing by the Company of $13,612,993 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the loan was paid in its entirety.

      The Company's construction loan on the second phase of construction for Product B was obtained from Comerica Bank in 2000. The loan permited borrowing by the Company of $10,661,232 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the loan was paid in its entirety.

      The Company's construction loan on the second phase of construction for Product C was obtained from Comerica Bank in 2000. The loan permited borrowing by the Company of $12,897,860 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the loan was paid in its entirety.

      The Company's construction loan on the third phase of construction for Product A was obtained from Comerica Bank in 2001. The loan permited borrowing by the Company of $15,900,000 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety.

      The Company's construction loan on the third phase of construction for Product C was obtained from Comerica Bank in 2001. The loan permited borrowing by the Company of $9,321,000 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety.

      The Company's construction loan on the build-out units in the third phase of construction for Product A was obtained from Comerica Bank in 2002. The loan permits borrowing by the Company of $7,520,000 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the outstanding principal of this loan was $3,627,171, and the Company had available $960,494. The Company believes these funds are adequate to complete the construction of the final phase of construction.

4. High Ridge Court (Thornton, Colorado)

      The High Ridge Court project, consists of 170 units of single-family detached housing. The project consists of three models ranging from 1,238 to 1,884 square feet with base sales prices before lot premiums or sales incentives of $209,900 to $231,600. As of December 31, 2002, the Company had 36 lots under development, 25 units under construction (2 were in escrow), and three models.

      The project is located approximately 3 miles west of I-25 in the city of Thornton.

      The Company has an acquisition loan with Curci on the entire 170 lots of the project. The loan permits borrowing by the Company of $4,250,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2002, $2,366,102 of the principal of this loan was outstanding.

      The Company's acquisition and development loan for the remaining three phases of the project was obtained in 1999 from First American Bank Texas. The loan permitted borrowing by the Company of $2,041,000 and bore interest at the prime rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety.

      The Company's revolving construction loan on the entire 170 lots of the project was obtained in 1998 from First American Bank Texas. The revolving loan permited the Company to have a maximum outstanding balance of $5,000,000 for the construction of the High Ridge and Saddlerock projects. The loan bore interest at the prime rate plus 1.0%. During 2001, the Company paid the revolving construction loan in its entirety and obtained a construction loan on the third and fourth phase with Imperial Capital Bank. The loan permits borrowing by the Company of $9,340,000 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the outstanding principal of this loan was $1,737,307 and the Company had available $2,226,820. The Company believes these funds are adequate to complete the construction of the third and fourth phase of construction.

5. Saddlerock (Aurora, Colorado)

      The Saddlerock project consists of 94 units of single-family detached housing . The project consists of two models ranging from 1,899 to 2,900 square feet with base sales prices before lot premiums or sales incentives of $335,653 to $372,769. As of December 31, 2002, the Company had 55 lots under development, 18 units under construction (3 were in escrow), and two models.

      The project is located adjacent to highway E470 approximately 7 miles east of I-25 in the city of Aurora.

      The Company has an acquisition/construction loan with Curci on the entire 94 lots of the project. The loan permits borrowing by the Company of $3,000,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2002, $2,413,597 of the principal of this loan was outstanding.

      The Company's acquisition and development loan on the entire 94 lots of the project was obtained in 1998 from First American Bank Texas. The loan permitted borrowing by the Company of $2,606,800 and bore interest at the prime rate plus 1.0%. As of December 31, 2000, the loan had been paid in its entirety.

      The Company's revolving construction loan on the entire 94 lots of the project was obtained in 1998 from First American Bank Texas. The revolving loan permitted the Company to have a maximum outstanding balance of $5,000,000 for the construction of the Saddlerock and High Ridge projects. The loan bore interest at the prime rate plus 1.0%. During 2000, the construction loan for the remaining units was refinanced and obtained with Comerica Bank. The loan permits borrowing by the Company of $13,538,913 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the outstanding principal of this loan was $4,809,857 and the Company had available

$2,777,605. The Company believes these funds are adequate to complete the construction of the remaining units under construction.

6. Mission Gorge (San Diego, San Diego County, California)

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

7. Parcwest (Milpitas, California)

      The Parcwest project consists of a 68-unit affordable apartment project adjacent to the Parc Metropolitan project. The 68 units were completed in 2002 and substantially leased as of December 31, 2002.

      The project is located approximately 45 miles south of San Francisco along highway 880 in the Silicon Valley area.

      In 1999, the Company formed PWA Associates, LLC, a California limited liability company, ("PWA") with RGC Associates, LLC (RGC Associates). In December, 1999, land for the 68-unit apartment in the Parcwest project was acquired by PWA. The profits and losses of PWA were distributed between the members as follows: 50% to RGC Associates and 50% to the Company. In May of 2001, the Company acquired RGC's 50% partnership interest in PWA to attain 100% ownership as of December 31, 2002.

      The Company has an acquisition loan with the City of Milpitas. The loan permits borrowing by the Company of $1,000,000 on this project and bears interest at 6.35%. As of December 31, 2002, $1,000,000 of the principal of this loan was outstanding.

      The Company's construction loans were obtained from Comerica Bank in 2001. The loans permit borrowing by the Company of $6,816,000 and $1,061,670 on this project and bears interest at the bank's reference rate plus 1.0% and 5.5%, respectively. As of December 31, 2002, the outstanding principal balances of the loans are $5,921,890 and $1,061,218, respectively. The Company plans to refinance the construction loans with a permanent loan in 2003.

ITEM 3. Legal Proceedings

      There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject other than routine litigation incidental to the Company's business, none of which is considered by the Company to be material to its business or operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of Company's security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

      Transactions in the Company's common stock, its only class of common equity security, are quoted on the OTC Bulletin Board under the symbol CLPO.

                            First        Second          Third          Fourth
                           Quarter       Quarter        Quarter        Quarter
                           -------       -------        -------        -------
2002 stock price
  range-
    High                   $ 1.01        $ 1.02         $  .95         $  .93
    Low                       .80           .60            .80            .75

2001 stock price
  range-
    High                   $ 1.28        $ 1.49         $ 1.55         $ 1.10
    Low                      1.06          1.09           1.01            .76

As of January 13, 2003, there were 439 record holders of common stock.

Dividends:          There have been no cash dividends declared in the past two years, nor was there a stock dividend declared during 2002 or 2001. The dividend policy, whether cash or stock, is reviewed by the Board of Directors on an annual basis.
                    During 2002, there were no restrictions, as a result of a loan or other agreement, limiting the Company's ability to issue a dividend.

ITEM 6.  Selected Financial Data

      The following data should be read in conjunction with the financial statements of the Company and the related notes thereto which are included elsewhere in this Form 10K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is also included elsewhere in this Form 10K.

                         FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2002
                         ------------------------------------------------

                                     2002             2001           2000            1999           1998
SALES AND OPERATING REVENUE      $ 91,641,620     $90,614,622    $ 64,238,615    $ 52,598,849     $33,071,722

NET (LOSS) INCOME                  (7,890,557)      3,326,106    $  3,627,940        (752,582)    $ 5,368,006

BASIC (LOSS) INCOME PER
     COMMON SHARE                $      (0.77)    $      0.32    $       0.35    $      (0.07)    $      0.54

DILUTED (LOSS) INCOME PER
     COMMON SHARE                $      (0.77)    $      0.32    $       0.35    $      (0.07)    $      0.52

AS OF DECEMBER 31:

TOTAL ASSETS                     $ 46,074,946     $98,967,700    $108,609,523    $ 87,817,643     $72,521,889

LONG TERM OBLIGATIONS            $  6,000,000     $ 7,979,090    $  1,000,000    $ 17,201,168     $24,037,842

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

      The Company began experiencing difficulties due to the downturn in the California real estate market during the second quarter of 1990, and through 1996 the Company continued to be impacted by the general economic downturn. In response to these conditions the Company began utilizing marketing programs which included price reductions and incentives to potential buyers. During 1997 however, the California real estate market began to experience a recovery. In general, the Company's products were well received, exemplified by an increase in the number of units sold subject to construction ("backlog") at December 31, 2002, 2001, and 2000 of 12, 60, and 128 units, respectively compared to 33 units as of 1996. The decrease in 2002 is primarily due to having fewer completed homes available for sale. As of December 31, 2002, the Company has entered into contracts to purchase five new development projects to start construction in 2003. Additionally, the Company's real estate sales increased from $64,238,615 in 2000 to $90,614,622 in 2001, and to $91,641,620 in 2002. The increase in real estate sales between 2000, 2001, and 2002 is primarily attributable to an increase in units available for sale resulting from an increase in production. Units increased from 219 in 2000 to 249 in 2001, and decreased to 248 in 2002.

      The Company had a loss of $757,490 from development operations before recognition of impairment of real estate in 2002 as compared to income of $7,943,613 in 2001. As a percentage of real estate sales, a loss from development operations before recognition of impairment of real estate decreased by 9.6 percentage points to (0.83)% in 2002 compared to 8.77% in 2001. The Company increased its income from development operations before recognition of impairment of real estate to $7,943,613 in 2001 from $5,676,912 in 2000. As a percentage of real estate sales, income before recognition of impairment of real estate decreased by 0.07 percentage points to 8.77% in 2001 compared to 8.84% in 2000. The significant decrease of income before recognition of impairment of real estate as a percentage of gross revenues during 2002 results from a slower absorption rate, and increased production overhead costs. The increased sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs.

      The 2002 impairment loss on real estate development includes the recording of an impairment loss for three projects. The impairment loss on the Saddlerock project is primarily a result of the lack of demand of the product lines resulted in a slower absortion rate. The Company introduced three new product lines and converted certain upgrades as standards to increase the absorption rate. The project consisted of 94 homes with five product lines in Aurora, Colorado. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $1,503,792. As of December 31, 2002, the Company has 55 remaining units to construct, 20 units under construction, three of which have been sold.

      The impairment loss on the High Ridge Court project is primarily a result of an absorption rate slower than anticipated. The decrease in absorption rate increased marketing, production and interest costs and as a result the Company recorded an impairment loss on real estate under development of $1,407,520. As of December 31, 2002, the Company has 36 remaining units to construct, 28 units under construction, two of which have been sold.

      The impairment loss on the Parc Metropolitan project resulted from actual sales prices for certain units were lower than anticipated. In addition, the lack of demand for upgrades and options in the project also impated the sales revenue and as a result the Company recorded an impairment loss on real estate under development of $1,560,381. As of December 31, 2002, the Company has 16 units under construction, 7 of which have been sold.

      The Company developed and constructed a 68-unit affordable apartment, the Parc West Apartment Homes located in Milpitas, California, adjacent to the Parc Metropolitan project owned by RGCCLPO. Construction was completed in August 2002 and the 68 units were available for lease. As of December 31, 2002, the apartment project was 97% leased. For the period ended December 31, 2002, the apartment project generated $256,117 of rental income and $419,733 of rental expenses.

      In January 2003, the Company sold its 24.5% interest in RGC Carmel Country, LLC, the ("Joint Venture") to related parties. The Joint Venture consisted of 181 townhomes available for lease in San Diego. The Company's basis in the Joint Venture was $0. The proceeds from the sale, in the amount of $2,000,000, was received in 2002 and was recorded as a deposit at December 31, 2002. The amount will be recognized as income in 2003.

Results of operations

      The Company had a loss before income taxes of $7,890,557 in 2002, income before income taxes of $3,497,848 in 2001, and income before benefit for income taxes of $3,486,452 in 2000. The net loss suffered in 2002 is primarily a result of loss from development operations and a reflection of the recognition of asset impairment of the Parc Metropolitan, High Ridge and Saddlerock projects in the amount of $4,471,693. The income in 2001 and 2000 is primarily due to increase in profit from operations as the Company began selling homes in its Parc Metropolitan project.

      Real estate sales increased to $91,641,620 in 2002 from $90,614,622 in 2001, up 1.1%. Real estate sales were $64,238,615 in 2000. In 2002, the Company sold 248 homes, with an average sales price of $369,523. In 2001, the Company sold 249 homes, with an average sales price of $363,914. In 2000, the Company sold 219 homes, with an average sales price of $293,327.

      The overall gross profit percentage before recognition of impairment loss of the Company was (0.8)%, 8.8%, and 8.8% in 2002, 2001, and 2000, respectively.

      General and administrative expenses were $2,379,007 in 2002 and $2,924,795 in 2001, down 18.7%. General and administrative expenses were $2,637,496 in 2000. The decrease in 2002 from 2001 is the result of a decrease in payroll costs, and decreased accounting costs due to the efforts of management to function more effectively. The decrease is also attributed to the decrease of the number of projects currently in construction.

      During 2002, the Company increased the deferred tax valuation allowance to offset current year's net income tax benefit of $3,152,732. The provision for income taxes of $171,742 in 2001 includes the decrease of the deferred income tax valuation to offset 2001 deferred income taxes of $1,187,934. Benefit for income taxes of $141,488 in 2000 includes the utilization of unrecognized deferred income tax benefit of $1,538,994 to offset 2000 income taxes. The remaining benefit for income taxes of $141,488 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994.

Liquidity and capital resources

      As of December 2002, the Company has construction loans outstanding to financial institutions, secured by the development projects' trust deeds, with rates ranging from prime plus 1% to prime plus 5.5% and maturing May 2003 through July 2029. As of December 31, 2002, the outstanding balances owing on these loans totaled $18,115,597. Additionally, the Company has an unsecured line of credit with a financial institution available to borrow up to $1,500,000 at prime and mature on June 1, 2003. As of December 31, 2002, $1,500,000 is outstanding. The Company also have notes payable to financial institutions to finance general liability policies for the Company's projects for $110,589. The notes are unsecured with interest rate at 6.25% and mature through May 31, 2003. The balance of these loans as of December 31, 2002 is $19,726,186.

      As of December 31, 2002, the Company had remaining construction loan commitments from banks and financial institutions of approximately $5,965,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of December 31, 2002, the Company does not have any material commitments for future capital expenditures.

      Related-Party Notes:

      Curci-The Company has the following notes payable to Curci at December 31, 2002 and 2001. A principal of Curci is a stockholder of the Company. Under the terms of certain of the notes payable, Curci participates in "Net Proceeds" from certain projects, as defined in the loan agreement, which is comparable to net profit:

       Project              Profit share        December 31,         December 31,
                                                    2002                  2001
--------------------       -------------      -----------------     ----------------
Secured loans:
  High Ridge Court              50%               $2,366,102           $2,414,492
  Saddlerock                    50%                2,413,597            2,595,711
  Mockingbird Canyon            50%                                     1,927,405
  Montserrat Classics           50%                                     2,304,234
  Parc Metropolitan              0%                                     3,000,000
                                              -----------------     ----------------
                                                   4,779,699           12,241,842
Unsecured loans                                    5,000,000(1)         8,366,236(1)
                                              -----------------     ----------------
                                                  $9,779,699          $20,608,078
                                              =================     ================

      (1) During 2001, the Company obtained a $5,000,000 unsecured working capital loan from Curci which bear interest at 15% and matures on July 16, 2004.

      During 2001, the Company obtained a $2,200,000 unsecured loan from Curci which bore interest at 20% with a maturity date of June 30, 2002. The loan was paid in its entirety as of December 31, 2002.

      During 1999, the Company obtained a $1,000,000 unsecured loan from Curci which bore interest at 12% with a maturity date of June 20, 2002. The loan was paid in its entirety as of December 31, 2002.

      Included in unsecured loans as of December 31, 2001 is accrued interest on the notes discussed above of $166,236.

      Other Related Parties-During 1999, the Company purchased RGC's fifty percent ownership in RGCCLPO. Consideration for the purchase consisted of issuance of a note payable for $2,000,000 and payment of cash of $1,000,000. Outstanding balances as of December 31, 2002 and 2001 were $0 and $1,000,000, respectively.

      During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due to an officer of the Company and a related party of $581,542 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of both December 31, 2002 and 2001, the outstanding principal due an officer of the Company and a related party on these notes was $581,542 and $462,330, respectively.

      Included in notes payable to related parties is a note payable to Mission Gorge, LLC which bear interest at 12%. Outstanding balances as of December 31, 2002 and 2001 were $2,000,000 and $2,030,399, respectively.

      Included in notes payable to related parties are notes payable to an officer which bear interest at 12%. Outstanding balances as of December 31, 2002 and 2001 were $424,063 and $557,211, respectively.

      The Company has other loans from related parties, which provide for interest at 10% per annum. As of December 31, 2002 and 2001 these loans totaled $740,000 and $980,000, respectively.

      Included in accounts payable as of December 31, 2002 and 2001 is interest payable on the notes discussed above of $259,913 and $138,033, respectively.

      As of December 31, 2002, the Company had three remaining projects in various stages of development. During 2002, the Company had six projects producing revenues from completed homes and apartments: Mockingbird Canyon, Parc Metropolitan, High Ridge Court, Saddlerock, Montserrat Classics, and Parcwest Apartments. As of December 31, 2002, Mockingbird Canyon and Montserrat Classics were completed and all homes were sold. The Company enters 2003 with 64 homes under construction, of which 12 are in escrow for sale, and 6 model units. The Company has an inventory of 91 lots under development. In addition, the Company has a 68 units apartment building that is substantially leased as of December 31, 2002.

      Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its construction projects in 2003 through funds generated from operations, funds available under its existing bank commitments, funds generated from new lending institutions, and, if necessary, funds that could be obtained by using its internally financed real estate development in process as collateral for additional loans.

      Management's plan, with respect to managing cash flow includes the following components: pay off debt that is coming due in 2003, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 2003, management expects to extend the maturity dates of various loans and pay the remaining loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations, including borrowings from existing loan commitments, will be adequate to allow the Company to continue operations throughout 2003.

Contractual Obligations

Our significant contractual obligations as of December 31, 2002 follows:

                                                           Payments Due by Period

------------------------------      -------------------------------------------------------------------
                                       2003        2004-2005     2006-2007    After 2007      Total
Long-term debt                      $27,713,820    $5,000,000           $    $1,000,000    $33,713,820
Opertating leases                       216,665       359,869     122,669                      699,203
                                    --------------------------------------=============================
Total contractual obligations       $27,930,485    $5,359,869    $122,669    $1,000,000    $34,413,023
                                    ===================================================================

At December 31, 2002, we had scheduled maturities on existing debt of $27,713,820 through December 31, 2003. Our ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on our future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. We believe our borrowing availability under existing credit facilities, our operating cash flow, and our ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet our working capital requirements, debt service and maturities and short- and long-term needs based upon currently anticipated levels of growth. However, limitations on access to financing constrain our ability to take advantage of opportunities that might lead to more significant growth.

Critical Accounting Policies

In the preparation of our financial statements, we select and apply accounting principles generally accepted in the United States of America. The application of some of these generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying results. The accounting policies that include significant estimates and assumptions are in the areas of valuing our real estate under development and rental property and determining if any are impaired.

We review our real estate under development and rental property for impairment of value. This includes considering certain indications of impairment such as significant declines in occupancy, other significant changes in property operations, significant deterioration in the surrounding economy or environmental problems. If such indications are present, we estimate the total future cash flows from the property and compare the total future cash flows to the carrying value of the property. If the total future cash flows are less than the carrying value, we adjust the carrying value down to its estimated fair value. Fair value may be based on third-party appraisals or our estimate of the property's fair value.

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

In April 2002, FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The most significant provisions of this statement relate to the rescission of Statement No. 4 "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Management does not expect that the adoption of this statement will have a material effect on the Company's results of operations or financial condition.

In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect that the adoption of this statement will have a material effect on the Company's results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN

45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provisions will have a material effect on the Company's results of operations or financial condition.

In December 2002, the Financial Accounting Standards Board, ("FASB") issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value recognition provision of recording stock option expense. SFAS 148 also requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements. The Company voluntarily adopted the fair value recognition provision prospectively, for all employee awards granted or settled after January 1, 2002. Under this provision, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant and is recognized on a straight-line basis over the option vesting period. Prior to 2002, the Company accounted for stock options issued under this plan under the recognition and measurement provision of APB Opinion 25 "Accounting for Stock Issued to Employees and Related Interpretations".

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management does not expect that the adoption of this standard will have a material effect on the Company's results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The table below represents the contractual balances of our financial instruments at the expected maturity dates as well as their fair value at December 31, 2002. The expected maturity categories take into consideration actual amortization of principal and does not take into consideration reinvestment of cash. The weighted average interest rate for various liabilities presented are actual as of December 31, 2002.

                                                     Principal maturing in:                                    Fair value

                               -------------------------------------------------------------------------------------------
                                  2003         2004       2005    2006    2007   Thereafter       Total       December 31,
                                                                                                                  2002
                               -------------------------------------------------------------------------------------------
Interest rate sensitive
liabilities
Variable rate borrowings       $18,615,597      $    --                          $      --      $18,615,597    $18,615,597

   Average interest rate              6.48%                                                            6.48%
Fixed rate borrowings            9,098,223    5,000,000                           1,000,000      15,098,223     14,287,932
   Average interest rate            11.54%       15.00%                                6.35%          12.34%
                               --------------------------------------------------------------------------------------------
                               $27,713,820   $5,000,000                          $1,000,000     $33,713,820    $32,903,529
                               ============================================================================================
Weighted average interest rate       8.14%       15.00%                                6.35%           9.10%
                               ============================================================================================

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

                                                        Principal maturing in:                                        Fair value

                               -------------------------------------------------------------------------------------------------
                                  2002         2003         2004       2005      2006   Thereafter      Total       December 31,
                                                                                                                        2001
                               -------------------------------------------------------------------------------------------------
Interest rate sensitive
liabilities
Variable rate borrowings       $49,533,160   $1,343,973   $      --                      $       --   $50,877,133   $50,877,133

   Average interest rate              8.75%        8.00%                                                     8.73%
Fixed rate borrowings           20,698,089      540,000    5,095,117                      1,000,000    27,333,206    26,500,937
   Average interest rate             13.86%       10.00%       15.00%                          6.35%        13.72%
                               -------------------------------------------------------------------------------------------------
                               $70,231,249   $1,883,973   $5,095,117                     $1,000,000   $78,210,339   $77,378,070
                               =================================================================================================
Weighted average interest rate       10.25%        8.57%       15.00%                          6.35%        10.47%
                               =================================================================================================

Effects of inflation

      Real estate has long been considered a hedge against inflation, and inflation has often contributed to dramatic growth in property values. During normal markets, the Company has been able to pass increased costs of materials and labor to its buyers by increasing its sales prices. However, growth in property values slowed or reversed during 1996, 1997 then again in 2002 in California, thus preventing the Company from increasing sales prices to cover increased costs. In 1998, 1999, 2000, and 2001 due to the strength and stability of the economy, the real estate market has experienced increases in sales price and the number of home buyers.

ITEM 8. Financial Statements and Supplementary Data

Page No. Financial Statements:
-----------------------------

      27    Independent Auditors' Report

      28    Consolidated Balance Sheets as of December 31, 2002 and 2001

      29 Consolidated Statements of Operations For Each of the Three Years Ended December 31, 2002

      30 Consolidated Statements of Stockholders' Equity For Each of the Three Years Ended December 31, 2002

      31 Consolidated Statements of Cash Flows For Each of the Three Years Ended December 31, 2002

      33    Notes to Consolidated Financial Statements

            FINANCIAL STATEMENT SCHEDULE:

      48 II - Valuation and Qualifying Accounts --Three Years Ended December 31, 2002

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

                                     PART IV

ITEM 14. Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

      A Current Report on Form 8-K dated August 14, 2002 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended June 30, 2002, and under item 7(c) a press release announcing Calprop Corporations' second quarter results.

      A Current Report on Form 8-K dated November 14, 2002 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended September 30, 2002, and under item 7(c) a press release announcing Calprop Corporations' third quarter results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPROP CORPORATION
-----------------------------------
(Registrant)

/s/ Victor Zaccaglin                                              March 28, 2003
--------------------------------------------------------------------------------
Victor Zaccaglin,                                                      Date
Chairman of the Board
  and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark F. Spiro                                                 March 28, 2003
--------------------------------------------------------------------------------
Mark F. Spiro                                                          Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)

/s/ Ronald S. Petch                                               March 28, 2003
--------------------------------------------------------------------------------
Ronald S. Petch,                                                       Date
President

/s/ E. James Murar                                                March 28, 2003
--------------------------------------------------------------------------------
E. James Murar                                                         Date
Director

/s/ Mark T. Duvall                                                March 28, 2003
--------------------------------------------------------------------------------
Mark T. Duvall                                                         Date
Director

/s/ Victor Zaccaglin                                              March 28, 2003
--------------------------------------------------------------------------------
Victor Zaccaglin                                                       Date
Chairman of the Board
Chief Executive Officer

                                 CERTIFICATIONS

I, Victor Zaccaglin, certify that:

      1. I have reviewed this annual report on Form 10-K of Calprop Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                        /s/ Victor Zaccaglin
                                        ----------------------------------------
                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Mark F. Spiro, certify that:

      1. I have reviewed this annual report on Form 10-K of Calprop Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                        /s/ Mark F. Spiro
                                        ----------------------------------------
                                        (Chief Financial and Accounting Officer)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Calprop Corporation:

      We have audited the accompanying consolidated balance sheets of Calprop Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calprop Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 28, 2003

                               CALPROP CORPORATION
                           CONSOLIDATED BALANCE SHEETS

Assets                                                                                 December 31,
                                                           -----------------------------------------
                                                                          2002                 2001
                                                           -----------------------------------------
Investment in Real Estate (Notes 3 and 6):
Real estate under development                                      $24,166,829          $88,789,252
Rental property, (net of accumulated depreciation
     of $121,875)                                                   11,182,886
                                                           -----------------------------------------
     Total investment in real estate                                35,349,715           88,789,252

OTHER ASSETS:

    Cash and cash equivalents                                        3,444,541            2,079,471
    Deferred tax asset (Note 7)                                      6,535,343            6,535,343

    Other assets (Note 4)                                              745,347              774,882
    Receivable from affiliates (Note 5)                                                     788,752
                                                           -----------------------------------------
          Total other assets                                        10,725,231           10,178,448
                                                           -----------------------------------------
     Total assets                                                  $46,074,946          $98,967,700
                                                           =========================================
Liabilities and Stockholders' Equity
LIABILITIES:
TRUST DEEDS AND NOTES PAYABLE (Note 6)                             $19,726,186          $51,990,779
RELATED-PARTY NOTES (Note 6)                                        13,987,634           26,219,560
                                                           -----------------------------------------
     Total trust deeds, notes payable and
         related-party notes                                        33,713,820           78,210,339
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Note 6)                    2,724,856            5,334,450
DEPOSIT (Note 3)                                                     2,000,000

WARRANTY RESERVES                                                      757,550              670,115
                                                           -----------------------------------------
     Total liabilities                                              39,196,226           84,214,904
                                                           -----------------------------------------

MINORITY INTERESTS (Note 1)
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (Note 9):
     Common stock, no par value; $1 stated value,
         20,000,000 shares authorized;
         authorized, 10,235,305 and 10,254,005
         shares issued and
         outstanding at December 31, 2002 and 2001,
         respectively                                               10,235,305           10,254,005
     Additional paid-in capital                                     25,849,446           25,845,986
     Deferred Compensation (Note 8)                                    (28,600)             (51,000)
     Stock Purchase Loans (Note 8)                                    (527,858)            (537,179)
     Accumulated deficit                                           (28,649,573)         (20,759,016)
                                                           -----------------------------------------
          Total equity                                               6,878,720           14,752,796
                                                           -----------------------------------------
                                                                   $46,074,946          $98,967,700
                                                           =========================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended December 31,
                                                          -----------------------------------------------
                                                                  2002             2001             2000
                                                          -----------------------------------------------
DEVELOPMENT OPERATIONS (Note 3):
     Real estate sales                                    $ 91,641,620      $90,614,622       $64,238,615
     Cost of real estate sales (Note 6)                     92,399,110       82,671,009        58,561,703
                                                          -----------------------------------------------

     (Loss) income from development operations before
          recognition of impairment of real estate            (757,490)       7,943,613         5,676,912

     Recognition of impairment of real estate
          development (Note 3)
                                                            (4,471,693)      (2,018,088)
                                                          -----------------------------------------------
        (Loss) income from development operations          ( 5,229,183)       5,925,525         5,676,912

Income (loss) from investment in real estate
          venture (Note 3)                                     109,253         (118,764)

Other income:
    Rental                                                     256,117
    Interest and miscellaneous                                 368,847          186,835           230,643
    Management fee (Note 5)                                    222,957          542,818
                                                          -----------------------------------------------
       Total other income                                      847,921          729,653           230,643

Other expenses:
    Rental operating                                           419,733
    General and administrative (Note 4 and 10)               2,379,007        2,924,795         2,637,496
    Depreciation (Note 3)                                      119,724
    Interest expense (Note 6)                                  699,849          115,096
                                                          -----------------------------------------------
       Total other expenses                                  3,618,313        3,039,891         2,637,496

Minority interests                                                 235           (1,325)         (216,393)
                                                          -----------------------------------------------

(Loss) income before provision (benefit)
          for income taxes                                  (7,890,557)       3,497,848         3,486,452
Provision (benefit) for income taxes (Note 7)                                   171,742          (141,488)
                                                          -----------------------------------------------

NET (LOSS) INCOME                                         $ (7,890,557)     $ 3,326,106       $ 3,627,940
                                                          ===============================================

BASIC NET (LOSS) INCOME PER SHARE (Note 9)                      $(0.77)           $0.32             $0.35
                                                          ===============================================
DILUTED NET (LOSS) INCOME PER SHARE (Note 9)                    $(0.77)           $0.32             $0.35
                                                          ===============================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                Common       Stock       Additional      Deferred       Stock                         Total
                              ------------------------
                                                           Paid-In         Comp-      Purchase     Accumulated    Stockholders'
                                Shares       Amount        Capital       ensation       Loans         Deficit         Equity
                              -------------------------------------------------------------------------------------------------
BALANCE,
January 1, 2000               10,293,735   $10,293,735     $25,849,961   $(170,327)   $(496,934)  $(27,713,062)    $7,763,373
     Net income                                                                                      3,627,940      3,627,940
   Cancellation of shares
     under 1989 stock
     incentive plan (Note 8)      (3,200)       (3,200)                      3,200

   Accrual of interest
     under stock purchase
     loans (Note 8)                                                                     (22,799)                      (22,799)

   Amortization of
     deferred compensation
     (Note 8)                                                               61,602                                     61,602

                              -------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2000             10,290,535    10,290,535      25,849,961    (105,525)    (519,733)   (24,085,122)    11,430,116

     Net income                                                                                      3,326,106      3,326,106

    Cancellation of shares
     under 1989 stock
     incentive plan
     (Note 8)                     (2,300)       (2,300)                      2,300
    Purchase of Company's
     common stock                (34,230)      (34,230)         (3,975)                                               (38,205)


    Accrual of interest
     under stock purchase
     loans (Note 8)                                                                     (22,626)                      (22,626)

    Repayment of stock
     purchase loan                                                                        5,180                         5,180
     (Note 8)
    Amortization of
     deferred compensation
     (Note 8)                                                               52,225                                     52,225
                              -------------------------------------------------------------------------------------------------

BALANCE,
December 31, 2001             10,254,005    10,254,005      25,845,986     (51,000)    (537,179)   (20,759,016)    14,752,796
     Net loss                                                                                       (7,890,557)    (7,890,557)

    Cancellation of shares
     under 1989 stock
     incentive plan (Note 8)      (1,400)       (1,400)                       1,400

    Purchase of  Company's
     common stock                (17,300)      (17,300)          3,460                                                (13,840)


    Accrual of interest
     under stock purchase
     loans (Note 8)                                                                     (15,812)                      (15,812)

    Repayment of stock
     purchase loan
     (Note 8)                                                                            25,133                        25,133

    Amortization of
     deferred compensation
     (Note 8)                                                               21,000                                     21,000
                              -------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2002             10,235,305   $10,235,305     $25,849,446   $ (28,600)   $(527,858)  $(28,649,573)    $6,878,720
                              =================================================================================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                               -------------------------------------------------
                                                                        2002             2001              2000
                                                               -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                                           $(7,890,557)      $ 3,326,106       $ 3,627,940

     Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

          Minority interests                                             235            (1,325)         (216,393)
          (Income) loss from investment in real
            estate venture                                          (109,253)          118,764
          Amortization of deferred compensation                       21,000            52,225            61,602
          Depreciation and amortization                              165,287            45,807            64,093
          Deferred income taxes                                                                          (35,343)
          Recognition of impairment of real estate
            development                                            4,471,693         2,018,088
          Provision for warranty reserves                            252,105           332,899           283,732
     Change in assets and liabilities
          Other assets                                                18,116            49,277           (44,421)
          Receivable from affiliates                                 788,752          (788,752)
          Accounts payable and accrued liabilities                (2,609,594)       (3,982,231)        2,925,060
          Deposit                                                  2,000,000
          Warranty reserves                                         (164,670)         (209,768)          (95,035)
          Payable to affiliates                                                       (272,011)          229,970
          Additions to real estate under development             (43,444,123)      (74,779,330)      (78,265,329)
          Cost of real estate sales                               92,399,110        82,671,009        58,561,703
          Accrued interest for executive stock
            purchase loans                                           (15,812)          (22,626)          (22,799)
                                                               -------------------------------------------------
              Net cash provided by (used in)
                operating activities                              45,882,289       $ 8,558,132       (12,925,220)
                                                               -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures                                            (31,993)           (6,554)          (41,895)
                                                               -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under related-party notes                          1,663,977        12,280,542         5,650,000
     Payments under related-party notes                          (13,895,903)       (6,763,225)       (9,807,789)
     Borrowings under trust deeds and
        notes payable                                             32,681,856        67,603,361        80,797,103
     Payments under trust deeds and
        notes payable                                            (64,946,449)      (81,954,070)      (62,671,754)
     Purchase of Company's common stock                             (13,840)           (38,205)
     Distributions to joint venture partners                                                             (11,798)
     Repayment of stock purchase loans                                25,133             5,180
                                                               -------------------------------------------------
              Net cash (used in) provided
               by financing activities                           (44,485,226)       (8,866,417)       13,955,762
                                                               -------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                                       1,365,070          (314,839)          988,647

     Cash and cash equivalents at
        beginning of the year                                      2,079,471         2,394,310         1,405,663
                                                               -------------------------------------------------
     Cash and cash equivalents at
        end of the year                                          $ 3,444,541       $ 2,079,471       $ 2,394,310
                                                               =================================================

                                See notes to consolidated financial statements
                                                        Continued

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                              ---------------------------------------------
                                                                    2002            2001           2000
                                                              ---------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid (refunded) during the year for:
          Interest (net of amount capitalized)                  $    699,849        $ 347,016      $     --
          Income taxes                                          $    (44,331)       $ 229,315      $(116,380)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Transfer of real estate under development                  $ 11,304,761
        to rental property

                                    Concluded

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

(1)   Organization

            Nature of operations - Calprop Corporation ("the Company"), a California Corporation, primarily constructs and sells single-family detached and attached homes and townhomes as part of condominiums or planned unit developments in California and Colorado. As of December 31, 2002, the Company had three residential housing projects in various stages of development, consisting of 58 homes under construction (12 were in escrow), 91 lots under development, and 6 model homes used in selling the various types of housing developed. The Company's products range from homes for first-time buyers to custom homes. In addition to the construction and sale of single-family and multifamily housing, the Company is engaged in the development of apartments and townhomes available for lease. As of December 31, 2002, the Company has a 68-unit apartment building that is substantially leased.

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

            The Company has consolidated the financial statements of the following entities:

      -----------------------------------------------------------------------------------------------------------------------
                         Entity                     Ownership interest at                     Development
                                                      December 31, 2002
      -----------------------------------------------------------------------------------------------------------------------
      Colorado Pacific Homes, Inc. ("CPH")                   100%             Real estate in the state of Colorado
      DMM Development, LLC ("DMM")                            67%             Cierra del Lago and Antares projects,
                                                                              California
      Parkland Farms Development Co., LLC                     99%             115 lots in Healdsburg, California
      ("Parkland")
      RGCCLPO Development Co., LLC ("RGCCLPO")               100%             382 lots in Milpitas, California

      PWA Associates, LLC ("PWA")                            100%             68-unit apartment building in Milpitas,
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

            RGCCLPO: The Company is entitled to receive all of the profits of RGCCLPO.

            PWA: Pursuant to the operating agreement of PWA, Calprop was entitled to receive fifty percent of the profits of PWA, and the other member, RGC, was entitled to receive the remaining fifty-percent of the profits. During May 2001, Calprop purchased all of RGC's ownership interest in PWA.

            During the year ended December 31, 2002, $2,494 of the total loss of $2,729 incurred by the entities related to the minority interest was not allocated to the minority interest because the minority interest had a deficit interest in the Company. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of December 31, 2002 and 2001 was $68,359 and $65,865, respectively. As a result, the Company has recorded minority interest of $0 as of December 31, 2002 and 2001.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

(2)   Summary of Significant Accounting Policies

            Revenue and cost recognition - Revenue from real estate sales and related costs are recognized at the close of escrow, when title passes to the buyer. Cost of real estate sales is based upon the relative sales value of units sold to the estimated total sales value of the respective projects.

            The Company reviews the carrying value of its real estate developments for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. During 2002 and 2001, the Company recorded an impairment loss of $4,471,693 and $2,018,088, respectively (Note 3).

            Rental revenue recognition - The Company generally leases its rental property under one year operating leases. Rental income is recognized as it is earned on a straight-line basis over the appropriate lease term.

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

            Rental Property - Rental property is carried at the lower of historical cost less accumulated depreciation or estimated fair value. The cost of rental property includes the purchase price or development costs of the property. Costs incurred for the acquisition, construction and betterment of the rental property are capitalized to the Company's investment in that property. Maintenance and repairs are charged to expense as incurred.

            A property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. The Company did not record any impairment loss for the year ended December 31, 2002.

            Depreciation and amortization of building and improvements - The cost of building and improvements are depreciated on a straight-line method over the estimated useful life of 40 years.

            Warranty reserves - The Company provides a one-year warranty to purchasers of single-family homes. The Company accrues estimated warranty costs on properties as they are sold. Estimated warranty costs are based on historical warranty costs.

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

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

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

            Segment information - The Company's reportable segments consist of two types of real estate properties for which management internally evaluates operating performance and financial results: residental homes for sale and residental rental property for lease. The Company also has certain corporate level activities including accounting, finance, and management information systems, which are not considered separate segments.

            Fair value of financial instruments - Management believes the recorded value of notes payable to financial institutions approximate the fair market value as a result of variable interest rates and short-term durations. Management also believes that it is not practical to estimate the fair value of related-party notes.

            Recent accounting pronouncements - On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

            In April 2002, FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The most significant provisions of this statement relate to the rescission of Statement No. 4 "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Management does not expect that the adoption of this statement will have a material effect on the Company's results of operations or financial condition.

            In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

            initiated after December 31, 2002. Management does not expect that the adoption of this statement will have a material effect on the Company's results of operations or financial condition.

            In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provisions will have a material effect on the Company's results of operations or financial condition.

            In December 2002, the Financial Accounting Standards Board, ("FASB") issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value recognition provision of recording stock option expense. SFAS 148 also requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements. The Company voluntarily adopted the fair value recognition provision prospectively, for all employee awards granted or settled after January 1, 2002. Under this provision, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant and is recognized on a straight-line basis over the option vesting period. Prior to 2002, the Company accounted for stock options issued under this plan under the recognition and measurement provision of APB Opinion 25 "Accounting for Stock Issued to Employees and Related Interpretations".

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management does not expect that the adoption of this standard will have a material effect on the Company's results of operations or financial condition.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

(3)   Investment in Real Estate

      Real Estate Under Development-Real estate under development at December 31, 2002 and 2001 is summarized as follows:

                                                      2002                          2001
                                                     Amount       Units/Lots       Amount       Units/Lots
                                                  ----------------------------------------------------------
     Single-family residences                        $12,750,091           48      $25,502,318          108

     Townhomes                                         4,335,593           16       46,155,664          152
                                                  ----------------------------------------------------------
     Total residences                                 17,085,684           64       71,657,982          260

     Land under development                            4,474,884           91       14,132,077          211
                                                  ----------------------------------------------------------
     Total real estate under development
          before investment in joint ventures         21,560,568          155       85,790,059          471

     Investment in joint ventures                      2,606,261                     2,999,193      182 (1)
                                                  ----------------------------------------------------------
     Total real estate under development             $24,166,829          155      $88,789,252          653
                                                  ==========================================================

      (1)   Reflects 100% of the units/lots in the project

      Investment in joint ventures represents the Company's investment in Mission Gorge, LLC and RGC Carmel Country Associates, LLC. Such investments are accounted for under the equity method of accounting.

      In 1996, Mission Gorge, LLC, a California limited liability company, was formed to develop and construct single-family homes and the Company transferred its Mission Gorge property to the joint venture. In connection with the formation, the Curci-Turner Company ("Curci"), exchanged a $2,000,000 note receivable from the Company for a 50% ownership interest in Mission Gorge, LLC. A principal of the Curci-Turner Company is a stockholder of the Company.

      In 1999, the Company formed RGC Carmel Country Associates, LLC, a California limited liability company, ("RGC Carmel") with RGC to develop, construct and lease a 181 townhome project. The profits and losses of RGC Carmel were distributed between the members as follows: 50% to RGC and 50% to the Company. During 2000, RGC Carmel admitted additional members in the following proportions: The John L. Curci Trust as to a 12.5% interest, The Janet Curci Living Trust No. Il as to a 12.5% interest, and an officer of the Company as to a 25% interest in exchange for financing for the project as follows: $2,000,000 in equity and $2,000,000 in notes payable. As a result, the Company's interest in RGC Carmel was reduced to 25%, which is accounted for under the equity method of accounting. During 2002, the Company transferred .5% of its interest in RGC Carmel to Calprop Andalucia, a 100% wholly owned subsidiary of the Company. In January 2003, the Company sold the remaining 24.5% of its interest in RGC Carmel to related parties in the following proportions: The Janet Curci Living Trust No. II as to a 6.125%, JAMS Management as to a 6,125%, and an officer of the Company as to a 12.25%. The Company's interest was sold for $2,000,000 in cash, which was received in 2002 and resulted in recording a deposit of $2,000,000 as of December 31, 2002. The gain on sale of investment in joint venture will be recognized in January 2003. The gain will equal the proceeds received of $2,000,000 as the Company had no basis in the investment sold. As a result, the Company's interest in RGC Carmel was reduced to .5%.

      During 2002 and 2001, the Company recorded income (loss) from investment in real estate venture of $109,253 and $(118,764).

      Development operations in 2002, 2001 and 2000 are summarized as follows:

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                            2002                     2001                     2000
                                        --------------------------------------------------------------------------
REAL ESTATE SALES:                        Amount       Units       Amount       Units        Amount       Units
                                        --------------------------------------------------------------------------
     Single-family residences            $32,160,152       100     $34,578,692      109      $36,056,559      141

     Townhomes                            59,481,468       148      56,035,930      140       28,182,056       78
                                        --------------------------------------------------------------------------
          Total Sales                     91,641,620       248      90,614,622      249       64,238,615      219

COST OF REAL ESTATE SALES:
     Single-family residences             31,977,269                32,548,574                34,607,881
     Townhomes                            60,169,736                49,773,731                23,670,090
     Warranty                                252,105                   348,704                   283,732
                                        -------------            --------------            --------------
          Total Cost of Sales             92,399,110                82,671,009                58,561,703

 Recognition of impairment of real
     estate development                   (4,471,693)               (2,018,088)
                                        -------------            --------------            --------------
(Loss) income from development
      operations                         $(5,229,183)              $ 5,925,525               $ 5,676,912
                                        =============            ==============            ==============

      The 2002 impairment loss on real estate development includes the recording of an impairment loss for three projects. The impairment loss on the Saddlerock project is primarily a result of the lack of demand of the product lines resulted in a slower absortion rate. The Company introduced three new product lines and converted certain upgrades as standards to increase the absorption rate. The project consisted of 94 homes with five product lines in Aurora, Colorado. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $1,503,792. As of December 31, 2002, the Company has 55 remaining units to construct, 20 units under construction, three of which are in escrow for sale. The impairment loss on the High Ridge Court project is primarily a result of an absorption rate slower than anticipated. The decrease in absorption rate increased marketing, production and interest costs and as a result the Company recorded an impairment loss on real estate under development of $1,407,520. As of December 31, 2002, the Company has 36 remaining units to construct, 28 units under construction, two of which are in escrow for sale. The impairment loss on the Parc Metropolitan project resulted from actual sales prices for certain units were lower than anticipated. In addition, the lack of demand for upgrades and options in the project also impated the sales revenue and as a result the Company recorded an impairment loss on real estate under development of $1,560,381. As of December 31, 2002, the Company has 16 units under construction, 7 of which are in escrow for sale.

      The 2001 impairment loss on the Mockingbird Canyon project is primarily a result of the slow absorption rate. The sales price was not sufficient to offset the increased marketing and sales incentives, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $2,018,088 during the third quarter of 2001. The Company has 12 units remaining as of December 31, 2001. The project was completed during 2002.

      Rental Property - During 2002, the Company completed construction of a 68-unit apartment project it intended to sell. The Company did not sell the apartment project and the related cost recorded as real estate under development were transferred to rental property. The Company started leasing the apartment during the third quarter of 2002.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

      Rental property at December 31, 2002 is summarized as follows:

        Land                                 $1,500,000

        Building and improvements             9,804,761
                                           -------------
        Total rental property                11,304,761

        Accumulated depreciation               (121,875)
                                           -------------
        Rental property, net                $11,182,886
                                           =============

      Depreciation expense for building and improvements for the year ended December 31, 2002, was $121,875.

(4)   Other Assets

      Other assets at December 31, 2002 and 2001 are as follows:

                                                   Interest Rate           Outstanding Balance
                                                   --------------     ---------------------------------
                                                                            2002                2001
                                                                      ---------------------------------
        Trust deeds receivable                         11.75%            $ 52,370             $54,043
        Less reserve                                                      (30,000)            (30,000)
        Net trust deeds receivable                                         22,370              24,043
        Deposits in escrow                                                151,000               1,000

        Office equipment and other, net of                                525,627             722,944
        accumulated depreciation of $336,135
        and $292,723 as of December 31, 2002
        and 2001, respectively

        Prepaid expenses                                                   46,350              26,895
                                                                      ---------------------------------
        Other assets                                                     $745,347            $774,882
                                                                      =================================

      Depreciation expense included in general and administrative expenses for the year ended December 31, 2002, 2001 and 2000 were $43,412, $45,277 and
      $64,093, respectively.

(5)   Receivable from/Payable to Affiliate

      In 2000, the Company entered into an agreement to construct and manage the RGC Carmel project for a construction fee of $750,000 and management fee equal to one percent of rental income. The construction fee is earned as units related to the project are completed. Construction and managment fee earned for the years ended December 31, 2002 and 2001 was $222,957 and $542,818, respectively. Construction and management fee receivable as of December 31, 2002 and 2001 was $0 and $542,818, respectively.

      The Company also pays certain payroll costs on behalf of RGC Carmel for which it is reimbursed. The total amount receivable from and payable to RGC Carmel related to these costs was $0 and $245,934, respectively at December 31, 2002 and 2001, respectively.

(6)   Trust Deeds, Notes Payable and Related-Party Notes

      Trust deeds, notes payable and related party notes as of December 31, 2002 and 2001 are as follows:

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                                                                 2002          2001
                                                                             -----------------------------
Trust Deeds and Notes Payable:
Notes payable to financial institutions, secured by development projects' trust deeds - variable interest rates ranging from prime to prime + 5.5%, interest payable monthly (prime rate equals 4.25%
and 4.75% at December 31, 2002 and 2001, respectively);
maturing May 2003 through July 2029                                            $18,115,597    $50,377,132

Line of credit to financial institution, unsecured - variable interest rate at prime, interest payable monthly (prime rate equals 4.25% and 4.75%
at December 31, 2002 and 2001, respectively); maturing  June 2003                1,500,000      1,500,000

Notes payable to financial institutions, unsecured  -  interest
rate at 6.25%, interest payable monthly; maturing May 2003                         110,589        113,647
                                                                             -----------------------------
Total trust deeds and notes payable                                             19,726,186     51,990,779
                                                                             -----------------------------
Related-Party Notes:
Notes payable to related parties, secured by development projects'
trust deeds - interest rate of 12%, interest payable monthly;
maturing on demand through December 2003                                       $ 4,779,699    $13,272,241

Notes payable to related parties, unsecured - interest rates of
10% to 15%, interest payable monthly; maturing on demand
through July 2004                                                                9,207,935     12,947,319
                                                                             -----------------------------
Total related party notes                                                       13,987,634     26,219,560
                                                                             -----------------------------
Total trust deeds and related party notes                                      $33,713,820    $78,210,339
                                                                             =============================

As of December 31, 2002, the Company had remaining loan commitments from banks and financial institutions of approximately $5,965,000 which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

During 2002, 2001 and 2000, the Company paid interest of $2,323,387, $10,680,033 and $6,471,996, respectively, on trust deeds and notes payable. The Company capitalized interest of approximately $2,047,647, $10,680,033 and $6,471,996 for 2002, 2001 and 2000, respectively.

During 2002, the Company paid and capitalized $6,200,000 of profit participation. The Company had a profit participation agreement with Ford for $6,200,00 to be paid on December 13, 2002. The Company had acquired the land through seller financing with Ford Motor Company and Ford Motor Land Development Corporation on the entire 382 lots and the land for the Parcwest Apartments project. The original note balance of $12,850,000 bore interest at 9%. The loan was repaid in 2001.

Related-Party Notes

Curci - The Company has the following notes payable to Curci at December 31, 2002 and 2001. A principal of Curci is a stockholder of the Company. Under the terms of certain of the notes payable, Curci receives interest and participates in "Net Proceeds" from certain projects, as defined in the loan agreement, which is comparable to net profit:

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

            Project             Profit share      December 31,        December 31,
                                                     2002                 2001
      ---------------------    --------------   -----------------   -----------------
      Secured loans:
        High Ridge Court            50%               $2,366,102          $2,414,492
        Saddlerock                  50%                2,413,597           2,595,711
        Mockingbird Canyon          50%                                    1,927,405
        Montserrat Classics         50%                                    2,304,234
        Parc Metropolitan            0%                                    3,000,000
                                                -----------------   -----------------
                                                       4,779,699          12,241,842
      Unsecured loans                              5,000,000 (1)       8,366,236 (1)
                                                -----------------   -----------------
                                                      $9,779,699         $20,608,078
                                                =================   =================

(1) During 2001, the Company obtained a $5,000,000 unsecured working capital loan from Curci which bear interest at 15% and matures on July 16, 2004.

During 2001, the Company obtained a $2,200,000 unsecured loan from Curci which bore interest at 20% with a maturity date of June 30, 2002. The loan was paid in its entirety as of December 31, 2002.

During 1999, the Company obtained a $1,000,000 unsecured loan from Curci which bore interest at 12% with a maturity date of June 20, 2002. The loan was paid in its entirety as of December 31, 2002.

Included in unsecured loans as of December 31, 2001 is accrued interest on the notes discussed above of $166,236.

During the years ended December 31, 2002, 2001, and 2000, net participation proceeds expensed to cost of real estate sales in the accompanying consolidated statements of operations were $24,385, $675,198, and $514,105, respectively. Accrued participation proceeds included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2002 and 2001 was $0 and $475,615, respectively.

Other Related Parties

During 1999, the Company purchased RGC's fifty percent ownership in RGCCLPO. Consideration for the purchase consisted of issuance of a note payable for $2,000,000 and payment of cash of $1,000,000. Outstanding balances as of December 31, 2002 and 2001 were $0 and $1,000,000, respectively.

During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due to an officer of the Company and a related party of $581,542 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of both December 31, 2002 and 2001, the outstanding principal due on these notes was $581,542 and $462,330, respectively. The notes mature on December 31, 2003.

Included in notes payable to related parties is a note payable to Mission Gorge, LLC which bears interest at 12%. The outstanding balance as of December 31, 2002 and 2001 was $2,000,000 and 2,030,399, respectively. The note matures on December 31, 2003.

Included in notes payable to related parties are notes payable to an officer which bear interest at 12%. Outstanding balances as of December 31, 2002 and 2001 were $424,063 and $557,211, respectively. The notes mature on December 31, 2003.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

As of December 31, 2002, the Company had other loans, which bear for interest at 10%. $40,000 is due on demand and the remaining notes mature through August 1, 2003. As of December 31, 2002 and 2001, these loans totaled $740,000 and $980,000, respectively.

Aggregate future principal payments due on trust deeds payable, notes payable and related party notes are as follows:

           Year Ended
           December 31,
           ---------------------------------------------
            2003                             $27,713,820
            2004                               5,000,000
            2005
            2006
            2007
           Thereafter                          1,000,000
           ----------------------------------------------
           Total                             $33,713,820
           ==============================================

During 2002, 2001 and 2000, the Company paid interest of $2,918,200, $5,300,889 and $2,432,635, respectively, on loans from related parties. The Company capitalized interest of approximately $2,494,091, $5,185,793 and $2,432,635 for 2002, 2001 and 2000, respectively.

(7)   Income Taxes

      The provision (benefit) for income taxes consists of the following:

                                                             Year Ended December 31,
                                                    --------------------------------------------
                                                        2002          2001           2000
                                                    --------------------------------------------
      Current income tax (benefit) expense           $(3,152,732)     $171,742        $   35,343
      Net deferred income tax expense (benefit)        3,152,732                         (35,343)
      Income tax refund                                                                 (141,488)
                                                    --------------------------------------------
      Provision (benefit) for income taxes                    $0      $171,742        $ (141,488)
                                                    ============================================

      As of December 31, 2002, the Company had gross deferred tax assets of $11,065,083 offset by a deferred tax asset valuation allowance of $4,529,740. During 2002, the Company increased the deferred tax valuation allowance to offset current year's net income tax benefit of $3,152,732 as it has been determined that is it unlikely that the deferred tax assets will be utilized. During the year ended December 31, 2000, the Company reduced the deferred tax valuation allowance to recognize a deferred income tax benefit of $35,343. The deferred tax benefit is based upon expected utilization of net operating loss carryforwards. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the $6,535,343 of deferred tax assets will be realized.

      As of December 31, 2002, the Corporation had net operating loss carryforwards for federal and state income tax purposes of approximately $24,164,000 and $9,301,000, respectively. For federal tax purposes the net operating loss carryforwards expire from 2013 through 2022. For state tax purposes the net operating loss carryforwards expire from 2005 through 2008.

      Benefit for income taxes in 2000 of $141,488 represents the net refund resulting from a claim filed for the carryback of losses related to certain qualifying expenses incurred in 1994.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

      The deferred income tax assets, resulting from differences between accounting for financial statements purposes and tax purposes, less valuation allowance, are as follows:

                                              2002                2001
                                          --------------------------------
       Inventory reserves                 $   284,113         $   691,666
       Warranty reserves and others         1,651,075           1,629,800
       State net operating loss               822,218
       Federal net operating loss           8,307,677           5,618,700
                                          --------------------------------
                                           11,065,083           7,940,166
       Valuation allowance                 (4,529,740)         (1,404,823)
                                          --------------------------------
                                          $ 6,535,343         $ 6,535,343
                                          ================================

      The following is a reconciliation of the federal statutory rate to the Company's effective rate for 2002, 2001, and 2000:

                                    ----------------------------------------------------------------------------------
                                              2002                        2001                       2000
                                    ----------------------------------------------------------------------------------
                                           Amount    Percentage        Amount    Percentage         Amount  Percentage
                                    ---------------------------------------------------------------------------------
Statutory rate                       $(2,682,709)         (34%)    $1,189,268          34%     $1,185,394         34%
State franchise tax, net of
federal tax benefit                     (460,005)        (5.8%)       167,718         4.8%        208,884          6%
Other                                                                  $2,690           0%         $3,228         .1%
                                         (10,018)         (.1%)
Change in valuation allowance
                                       3,152,732         39.9%     (1,187,934)        (34%)    (1,538,994)     (44.1%)
                                    ---------------------------------------------------------------------------------
                                              $0            0%       $171,742         4.9%     $ (141,488)        (4%)
                                    =================================================================================

(8)   Qualified and Non-Qualified Stock Option Plans

      The Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation costs have been recognized for its fixed stock option plans during 2002, 2001, and 2000. The compensation cost that has been charged against income for its stock incentive plan was $21,000 in 2002, $52,225 in 2001 and $61,602 in 2000. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been adjusted to the pro forma amounts indicated below:

                                                               2002               2001          2000
                                                            ------------       ----------     ----------
      Net (loss) income:                      As reported   $(7,890,557)       $3,326,106     $3,627,940

                                              Pro forma     $(7,894,021)       $3,318,068     $3,505,121

      Diluted net (loss) income per share:    As reported        $(0.77)            $.32
      $.35
                                              Pro forma          $(0.77)            $.32
      $.34

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

      The 1983 Stock Option Plan authorized an aggregate of 653,006 (adjusted for stock dividends) shares of common stock to be reserved for grant. The 1983 Stock Option Plan expired in September, 1993. Changes in the 1983 Stock Option Plan are summarized as follows for the years ended December 31,:

                                           2002                         2001                       2000
                                 --------------------------   --------------------------    -------------------------
                                                 Weighted-                     Weighted-                    Weighted-
                                                 Average                       Average                      Average
                                                 Exercise                      Exercise                     Exercise
                                    Shares       Price             Shares      Price           Shares       Price
                                 --------------------------   --------------------------    -------------------------
Outstanding, beginning of year         58,000    $2.93               58,000     $2.93            58,000     $2.93
Expired                               (58,000)   $2.93
                                 --------------------------   --------------------------    -------------------------
Outstanding, end of year                                             58,000     $2.93            58,000     $2.93
                                 ==========================   ==========================    =========================
Exercisable, end of year                                             53,000                      48,000
                                 =============                =============                 ============

      The 1993 Stock Option Plan, (amended by the shareholders May 20, 1999) authorizes an aggregate of 2,000,000 shares of the Company's common stock to be reserved for grant. The options fully vest a year from the date of grant. Changes in the 1993 Stock Option plan are summarized as follows for the years ended December 31,:

                                          2002                        2001                       2000
                                 ------------------------   -------------------------   ------------------------
                                                Weighted-                   Weighted-                   Weighted-
                                                Average                     Average                     Average
                                                Exercise                    Exercise                    Exercise
                                    Shares      Price           Shares      Price          Shares       Price
                                 ------------------------   -------------------------   ------------------------
Outstanding, beginning of year        860,700    $1.27            860,700    $1.27            866,800    $1.27

Canceled                             (163,000)   $1.04                                         (6,100)   $1.55
                                 ------------------------   -------------------------   ------------------------
Outstanding, end of year              697,700    $1.32            860,700    $1.27            860,700    $1.27
                                 ========================   =========================   ========================
Exercisable, end of year              697,700                     860,700                     860,700
                                 =============              =============               ==============
Available for grant, end of           491,250                     328,250                     328,250
year
                                 =============              =============               ==============

      The following table summarizes information about the outstanding options as of and for the year ended December 31, 2002, from the Company's 1993 stock option plan:

                                     Options Outstanding                           Options Exercisable
                      ---------------------------------------------------   --------------------------------
                        Number       Weighted-Average    Weighted-Average       Number     Weighted-Average
     Range of         Outstanding        Remaining        Exercise Price     Exercisable    Exercise Price
  Exercise Prices     at 12/31/02    Contractual Life                        at 12/31/02
------------------    ----------------------------------------------------  --------------------------------
  $0.69 to $0.96           192,750       4.4 years            $0.69                192,750      $0.69
  $1.00 to $1.88           504,950       6.1 years            $1.56                504,950      $1.56
                      ----------------------------------------------------  --------------------------------
  $0.69 to $1.88           697,700       5.6 years            $1.32                697,700      $1.32
                      ======================================================================================

      The 1989 Executive Long-Term Stock Incentive Plan, (amended by the shareholders May 23, 1996) authorizes an aggregate of 500,000 (adjusted for stock dividends) shares of the Company's common stock to be reserved for awards to key employees of the Company. The stock, once granted to the key employees, vests at 20 percent a year from the date of grant. The non-vested shares represent unearned compensation. The 1989 Executive Long-Term Incentive Plan expired in May, 1999. Changes in the 1989 Executive Long-Term Stock Incentive plan are summarized as follows for the years ended December 31,:

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                           2002            2001          2000
                                      -----------------------------------------
   Outstanding, beginning of year        419,980         422,280       425,480

   Shares cancelled                       (1,400)         (2,300)       (3,200)
                                      -----------------------------------------
   Outstanding, end of year              418,580         419,980       422,280
                                      =========================================
   Vested, end of year                   400,980         368,980       335,180
                                      =========================================
   Available for grant, end of year           --              --            --
                                      =========================================

      Included as a separate deduction of stockholder's equity is deferred compensation relating to this plan of $28,600 and $51,000 as of December 31, 2002, and 2001, respectively.

      The 1992 Director Stock Option Plan authorizes an aggregate amount of 100,000 shares to be granted. Each year, the directors that are members of the stock option committee are eligible to be granted options to buy 7,500 shares at the market price at the date of grant, exercisable one year after grant, and expire 10 years after the grant date. Options were not granted to directors from the 1992 Director Stock Option Plan during 2002. During 2001 and 2000, 15,000 shares and 15,000 shares, respectively, were granted under this plan at an exercise prices of $1.13 and $1.27 per share, respectively. The exercise prices represent the market price at the date of grant. At December 31, 2002, 30,000 shares were outstanding related to this plan. In 1996, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 that expire on September 30, 2003. As of December 31, 2002, 150,000 warrants were outstanding. The weighted-average fair value of the options granted during 2001 and 2000 is $0.46 and $0.61, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates of 6.5 percent for all years; dividend yield of zero percent for all years; expected lives of
      5.0 and 5.0 years; and volatility of 33 and 44 percent.

      For the year ended December 31, 2002, options were not included in the computation of diluted net loss per common share because the effect would be antidilutive to the net loss in the period. In addition, for the years ended December 31, 2001 and 2000, options of 601,700 and 579,700, respectively, were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

      On March 10, 1998, three officers and a director of the Company exercised options to purchase a total of 720,000 shares of common stock with a weighted-average exercise price of $0.8989 per share. The Company received $199,395 cash from an officer and received $447,813 in notes receivable from the remaining two officers and the director as a result of the exercise of these options. The notes receivable accrue interest at 4.987% and mature on March 10, 2001 and are guaranteed by the officers. The notes' maturity dates have been extended to March 10, 2004. During 2002, the director repaid his portion of the note receivable in the amount of $22,188.

      On October 15, 1998, one officer of the Company exercised options to purchase a total of 10,000 shares of common stock with a weighted-average exercise price of $0.8125 per share. The Company received a note receivable for $8,125 from the officer as a result of the exercise of these options. The note receivable accrued interest at 4.987% and was guaranteed by the officer. During 2001, the officer partially repaid the note receivable, with the balance repaid during 2002.

      As of December 31, 2002 and 2001, accrued interest for the stock purchase loans was $102,233 and $86,421 respectively. The stock purchase loans and the related accrued interest are reflected as reductions to stockholder's equity.

(9)   Earnings Per Share

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

      The following table sets forth the computation of basic and diluted net
      (loss) income per common share:

                                                 2002            2001            2000
                                            ----------------------------------------------
Numerator:
     Net (loss) income                        $(7,890,557)      $3,326,106     $3,627,940
                                            ----------------------------------------------
     Numerator for basic and diluted
     net (loss) income per share               (7,890,557)       3,326,106      3,627,940
                                            ==============================================
Denominator for basic net (loss)
income per share (weighted
average outstanding shares)                    10,252,592       10,281,879     10,290,816

     Effect of dilutive stock options              39,203          128,327        170,753
                                            ----------------------------------------------
Denominator for dilutive net (loss)
     income per share (weighted average
     outstanding  shares)                      10,291,795       10,410,206     10,461,569
                                            ==============================================
Basic net (loss) income per share                  $(0.77)           $0.32          $0.35
                                            ==============================================
Diluted net (loss) income per share                $(0.77)           $0.32          $0.35
                                            ==============================================

(10)  Commitments and Contingencies

      Land Acquisition - The Company has entered into approximately $14,300,000 in contracts to acquire five properties in two of its current markets in California, Sonoma County in Northern California and Riverside County in Southern California. These five properties are zoned for residential development and can be subdivided into approximately 416 single family detached lots and 77 single family attached units, totaling 493 units. All of these properties are purchased subject to obtaining entitlements along with necessary environmental approvals from local, state and federal agencies. The Company has obtained term sheets from one or up to three capital sources to acquire each of these properties. The terms of the contracts provides an opportunity for the Company to acquire these properties from September 2003 to September 2004.

      Legal - There are several legal actions and claims pending against the Company. Based on the advice of legal counsel, management believes that the ultimate liability, if any, which may result from any of these lawsuits will not materially affect the financial position or results of operations of the Company.

      Employee benefit plan - The Company has a 401(k) plan (the "Plan"), which allows eligible employees to contribute from 1 percent to 15 percent of their annual compensation, not to exceed statutory limits. Company matching is at management's discretion. The Company's contribution to the Plan for the years ended December 31, 2002, 2001, and 2000 was $0, $0, and $119,926, respectively.

      Leases - The Company has operating leases that expire through 2006. Future minimum rents are as follows:

           Year Ending December 31,               Amount
                                               ---------------
           2003                                      $216,665
           2004                                       205,854
           2005                                       154,015
           2006                                       122,669
                                               ---------------
                                                     $699,203
                                               ===============

      Rent expense for the years ended December 31, 2002, 2001 and 2000 was $269,023, $239,304, and $188,711, respectively.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

(11)  Segment Disclosure


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

      The following table provides financial information regarding revenues from customers, loss and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated total:

                                          Year Ended December 31, 2002
                                 -----------------------------------------------
                                   Revenues     Contribution to      Assets
                                                      Loss
                                 -----------------------------------------------
     Residential                   $91,641,620       ($7,608,190)   $34,934,101
     Rental property                   256,117          (163,616)    11,182,886
                                 -----------------------------------------------
                                    91,897,737        (7,771,806)    46,116,987
     Interest and other, net           591,804          (118,751)
                                 -----------------------------------------------
                                   $92,489,541       ($7,890,557)   $46,116,987
                                 ===============================================

Prior to the year ended December 31, 2002, the Company operated under one reportable segment of residential homes for sale.

(12)  Quarterly Financial Data - (unaudited)

Year Ended December 31, 2002

                                                 First          Second            Third          Fourth
                                         ---------------------------------------------------------------
    Sales                                  $21,292,270     $43,058,399      $21,678,306      $5,612,645
                                         ===============================================================
    Income (loss) from development             $94,774     $(1,079,218)     $(3,587,274)      $(657,465)
    operations
                                         ===============================================================
    Net (loss) income                        $(267,446)    $(1,224,951)     $(4,709,052)    $(1,689,108)
                                         ===============================================================
    Basic (loss) income per share               $(0.03)         $(0.12)          $(0.46)         $(0.16)
                                         ===============================================================
    Diluted income per share                    $(0.03)         $(0.12)          $(0.46)         $(0.16)
                                         ===============================================================

Year Ended December 31, 2001

                                                   First          Second           Third           Fourth
                                         -----------------------------------------------------------------
    Sales                                     $23,672,136     $26,757,550     $18,880,000      $21,304,936
                                         =================================================================
    Income from development operations         $2,045,837      $2,380,158        $173,438       $1,326,092
                                         =================================================================
    Net income (loss)                          $1,344,177      $1,724,075       $(833,428)      $1,091,282
                                         =================================================================
    Basic income (loss) per share                   $0.13           $0.17          $(0.08)           $0.10
                                         =================================================================
    Diluted income per share                        $0.13           $0.17          $(0.08)           $0.10
                                         =================================================================

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                               CALPROP CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   For the three years ended December 31, 2002

                                                                 Trust Deeds
                                                Warranty         Receivable
                                            --------------------------------
                                                 Reserve           Reserve
                                            --------------------------------
Balance January 1, 2000                           $358,287          $50,000
     Additions charged to operations               283,732            --
     Reductions                                    (95,035)          (20,000)
                                            --------------------------------
Balance December 31, 2000                          546,984           30,000
     Additions charged to operations               332,899            --
     Reductions                                   (209,768)           --
                                            --------------------------------
Balance December 31, 2001                          670,115           30,000
     Additions charged to operations               252,105            --
     Reductions                                   (164,670)           --
                                            --------------------------------
Balance December 31, 2002                         $757,550          $30,000
                                            ================================

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

      23    Independent Auditors' Consent

      42    Financial Data Schedule

                                   Exhibit 23

                               CALPROP CORPORATION

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-92633 and 333-92635 of Calprop Corporation on Form S-8 of our report dated March 28, 2003 appearing in this Annual Report on Form 10-K of Calprop Corporation for the year ended December 31, 2002.

Deloitte & Touche LLP

Los Angeles, California
March 28, 2003

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPROP CORPORATION
-----------------------------------
(Registrant)

                                                                  March 28, 2003
--------------------------------------------------------------------------------
Victor Zaccaglin,                                                      Date
Chairman of the Board
  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                  March 28, 2003
--------------------------------------------------------------------------------
Mark F. Spiro                                                          Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)

                                                                  March 28, 2003
--------------------------------------------------------------------------------
Ronald S. Petch                                                        Date
President

                                                                  March 28, 2003
--------------------------------------------------------------------------------
E. James Murar                                                         Date
Director

                                                                  March 28, 2003
--------------------------------------------------------------------------------
Mark T. Duvall                                                         Date
Director

                                                                  March 28, 2003
--------------------------------------------------------------------------------
Victor Zaccaglin                                                       Date
Chairman of the Board
Chief Executive Officer