Form 10-Q
period 2003-03-31
CALPROP CORP
filed 2003-06-10
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________________ to ___________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares outstanding of each of Registrant's classes of common stock, as of January 13, 2003:

  Number of Shares Outstanding                       Title of Each Class
           10,239,105                             Common Stock, no par value

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

      Set forth is the unaudited quarterly report for the quarters ended March 31, 2003 and 2002, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                       March 31,   December 31,
                                                         2003          2002
                                                      -----------   -----------
Investment in Real Estate (Notes 5 and 6)
  Real estate under development                       $22,504,195   $24,166,829
  Rental property, (net of accumulated depreciation
    of $195,000 and $121,875, respectively)            11,115,149    11,182,886
                                                      -----------   -----------
    Total investment in real estate                    33,619,344    35,349,715
Other Assets:
  Cash and cash equivalents                             1,945,792     3,444,541
  Deferred tax assets (Note 2)                          6,324,174     6,535,343
  Other assets                                            745,485       745,347
                                                      -----------   -----------
     Total other assets                                 9,015,451    10,725,231
                                                      -----------   -----------
     Total assets                                     $42,634,795   $46,074,946
                                                      ===========   ===========

                                   (Continued)

The accompanying notes are an integral part of these financial statements.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,     December 31,
                                                                     2003           2002
                                                                ------------    ------------
Liabilites:
  Trust deeds and notes payable                                 $ 18,269,295    $ 19,726,186
  Related-party notes                                             13,987,634      13,987,634
                                                                ------------    ------------
     Total trust deeds, notes payable and related-party notes     32,256,929      33,713,820
  Accounts payable and accrued liabilities                         2,329,337       2,724,856
  Deposit                                                                          2,000,000
  Warranty reserves                                                  756,569         757,550
                                                                ------------    ------------
     Total liabilities                                            35,342,835      39,196,226
                                                                ------------    ------------
Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,239,105 and 10,239,305
    shares at March 31, 2003 and December 31, 2002,
    respectively                                                  10,239,105      10,235,305
  Additional paid-in capital                                      25,850,776      25,849,446
  Deferred compensation                                              (28,600)        (28,600)
  Stock purchase loans                                              (533,092)       (527,858)
  Accumulated deficit                                            (28,236,229)    (28,649,573)
                                                                ------------    ------------
     Total stockholders' equity                                    7,291,960       6,878,720
                                                                ------------    ------------
                                                                $ 42,634,795    $ 46,074,946
                                                                ============    ============

                                   (Concluded)

   The accompanying notes are an integral part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                           2003            2002
                                                       ------------    ------------
Development operations:
  Real estate sales                                    $  4,572,279    $ 21,292,270
  Cost of real estate sales                               5,102,958      21,197,496
                                                       ------------    ------------
(Loss) income from development operations                  (530,679)         94,774
Loss from investment in real estate venture (Note 5)                        (75,769)
Other income:
  Rental  (Note 6)                                          253,782
  Gain on sale of land (Note 5)                           2,000,000
  Interest and miscellaneous                                 19,040          62,048
  Management fee (Note 5)                                                   207,182
                                                       ------------    ------------
Total other income                                        2,272,822         269,230
Other expenses:
   Rental operating (Note 6)                                112,090
   General and administrative                               485,043         555,446
   Depreciation                                              71,137
   Interest                                                 384,740
                                                       ------------    ------------
Total other expenses                                      1,053,010         555,446
Minority interests (Note 4)                                     764             235
                                                       ------------    ------------
Income (loss) before provision for income taxes             688,369        (267,446)
Provision for income taxes (Note 2)                         275,025
                                                       ------------    ------------
Net income (loss)                                      $    413,344    ($   267,446)
                                                       ============    ============
Basic net income (loss) per share (Note 3)             $       0.04    ($      0.03)
                                                       ============    ============
Diluted net income (loss) per share (Note 3)           $       0.04    ($      0.03)
                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                  ----------------------------
                                                                      2003            2002
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $    413,344    ($   267,446)
     Adjustments to reconcile net income (loss) to net cash
       (used) provided by operating activities:
         Gain on sale of joint venture interest                     (2,000,000)
         Minority interests                                                764             325
         Loss from investment in real estate venture                                    75,769
         Loss on sale of property and equipment                          1,312
         Depreciation and amortization                                  83,699          10,680
         Provision for  warranty reserves                               12,000          58,000
         Deferred income taxes                                         211,169         650,402
     Change in assets and liabilities:
         Other assets                                                  (13,024)       (186,812)
         Receivable from affiliates                                                   (257,696)
         Accounts payable and accrued liabilities                     (395,519)     (1,255,312)
         Warranty reserves                                             (12,981)        (69,873)
        Additions to real estate under development                  (3,441,088)    (12,872,909)
        Cost of real estate sales                                    5,102,958      20,990,314
        Accrued interest for executive stock purchase loans             (5,234)         (5,395)
                                                                  ------------    ------------
               Net cash (used) provided by operating activities        (42,600)      6,869,957
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in rental property                                      (5,388)
     Proceeds from sale of property and equipment                        1,000
                                                                  ------------    ------------
                                                                                        (4,388)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related-party notes                                            1,562,776
     Payments under related-party notes                                             (4,166,878)
     Borrowings under trust deeds and notes payable                  2,146,271      12,540,565
     Payments under trust deeds and notes payable                   (3,603,162)    (16,946,169)
     Repayment of stock purchase loans                                   5,130
     Purchase of common stock                                                           26,535
                                                                  ------------    ------------
               Net cash used in financing activities                (1,451,761)     (6,983,171)
                                                                  ------------    ------------
     Net decrease in cash and cash equivalents                      (1,498,749)       (113,214)
     Cash and cash equivalents at beginning of period                3,444,541       2,079,471
                                                                  ------------    ------------
     Cash and cash equivalents at end of period                   $  1,945,792    $  1,966,257
                                                                  ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (refunded) during the period for:
       Interest, net of amount capitalized                        $    384,740
       Income taxes                                               $    (73,486)   $     20,000

   The accompanying notes are an integral part of these financial statements

                               CALPROP CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED MARCH 30, 2003 AND 2002
                                   (Unaudited)

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

      The results of operations for the three months ended March 31, 2003 may not be indicative of the operating results for the year ending December 31, 2003.

Note 2: Income taxes

      As of March 31, 2003, the Company had gross deferred tax assets of $11,065,083 offset by a deferred tax asset valuation allowance of $4,740,909. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that the $6,324,174 of deferred tax assets will be realized.

      As of March 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $23,776,000 and $9,301,000, respectively. For federal tax purposes, net operating loss carryforwards expire from 2013 through 2022. For state tax purposes, net operating loss carryforwards expire from 2005 through 2008.

Note 3: Earnings per share

      The following table sets forth the computation of basic and diluted net income (loss) income per share:

                                                                Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                                2003           2002
                                                            ------------   ------------
Net income (loss)                                           $    413,344   ($   267,446)
                                                            ------------   ------------
Numerator for basic and diluted net income
  (loss) per share                                          $    413,344   ($   267,446)
                                                            ============   ============
Denominator for basic net income (loss) per share             10,239,105     10,254,005
  (weighted average outstanding shares)
   Effect of dilutive stock options                               18,228
                                                            ------------   ------------
Weighted average shares for dilutive net income per share     10,257,333     10,254,005
                                                            ============   ============
Basic net income (loss) per share                           $       0.04   ($      0.03)
                                                            ============   ============
Diluted net income (loss) per share                         $       0.04   ($      0.03)
                                                            ============   ============

Note 4: Consolidation

      The Company has consolidated the financial statements of the following entities:

--------------------------------------------------------------------------------------------------------------------------
          Entity                         Ownership interest at                       Development
                                            March 31, 2003
--------------------------------------------------------------------------------------------------------------------------
Colorado Pacific Homes, Inc.                      100%                   Real estate in the state of Colorado
DMM Development, LLC ("DMM")                       67%                   Cierra del Lago and Antares projects, California
Parkland Farms Development Co.,
         LLC ("Parkland")                          99%                   115 lots in Healdsburg, California
RGCCLPO Development Co., LLC
         ("RGCCLPO")                              100%                   382 lots in Milpitas, California
PWA Associates, LLC                               100%                   68-unit apartment project in Milpitas, California
--------------------------------------------------------------------------------------------------------------------------

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

      During the three months ended March 31, 2003, $136 of the total loss of $900 incurred by the entities related to the minority interest was not allocated to the minority interest because the minority interest had a deficit interest in those entities. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of March 31, 2003 and December 31, 2002 was $68,495 and $68,359, respectively. As a result, the Company has no minority interest as of March, 31, 2003 and December 31, 2002.

Note 5: Real estate under development

            Investment of real estate venture-In 1999, the Company formed RGC Carmel Country Associates, LLC, a California limited liability company, ("RGC Carmel") with RGC to develop, construct and lease a 181 townhome project. The profits and losses of RGC Carmel were distributed between the members as follows: 50% to RGC and 50% to the Company. During 2000, RGC Carmel admitted additional members in the following proportions: The John
      L. Curci Trust as to a 12.5% interest, The Janet Curci Living Trust No. Il as to a 12.5% interest, and an officer of the Company as to a 25% interest in exchange for financing for the project as follows: $2,000,000 in equity and $2,000,000 in notes payable. As a result, the Company's interest in RGC Carmel was reduced to 25%, which is accounted for under the equity method of accounting. During 2002, the Company transferred .5% of its interest in RGC Carmel to Calprop Andalucia, a 100% wholly owned subsidiary of the Company. In January 2003, the Company sold the remaining 24.5% of its interest in RGC Carmel to related parties in the following proportions: The Janet Curci Living Trust No. II as to a 6.125%, JAMS Management as to a 6,125%, and an officer of the Company as to a 12.25%. The Company's interest was sold for $2,000,000 in cash, which was received in 2002 and resulted in recording a deposit of $2,000,000 as of December 31, 2002. The gain on sale of investment in joint venture is recognized in the first quarter of 2003. The gain equals the proceeds received of $2,000,000 as the Company had no basis in the investment sold. As a result, the Company's interest in RGC Carmel was reduced to .5%.

            The Company recognized management fees of $0 and $207,182 for the three months ended March 31, 2003 and 2002, respectively, related to the joint venture.

Note 6: Rental property

      During the third quarter of 2002, the Company completed construction of a 68-unit apartment project it intended to sell. The Company has decided not to sell the apartment project and the related cost recorded as real estate under development were transferred to rental property. The Company started leasing the apartment during the third quarter of 2002.

      Rental property at March 31 is summarized as follows:

Land                                                               $  1,500,000
Building and improvements                                             9,810,149
                                                                   ------------
Total rental property                                                11,310,149
Accumulated depreciation                                               (195,000)
                                                                   ------------
Rental property, net
                                                                   $ 11,115,149
                                                                   ============

      Depreciation expense for building and improvements for the three months ended March 31, 2003 was $73,125.

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

      The following table provides financial information regarding revenues from customers, loss and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated total:

                                         Three Months Ended March 31, 2003
                                  ----------------------------------------------
                                                   Contribution
                                    Revenues         to Loss           Assets
                                  ------------     ------------     ------------
Residential homes                 $  4,572,279     ($ 1,016,486)    $ 31,519,646
Rental property                        253,782          141,692       11,115,149
                                  ------------     ------------     ------------
                                     4,826,061         (874,794)      42,845,964
Interest and other, net              2,019,040        1,288,138
                                  ------------     ------------     ------------
                                  $  6,845,101     $    413,344     $ 42,845,964
                                  ============     ============     ============

      During the first quarter of 2002, the Company operated under one reportable segment of residential homes for sale.

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

Liquidity and capital resources

      As of March 31, 2003, the Company had remaining loan commitments from financial institutions of approximately $3,835,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

      As of March 31, 2003, the Company had three remaining projects in various stages of development. During 2003, the Company had three projects producing revenues from completed homes and townhomes: Parc Metropolitan, High Ridge Court and Saddlerock. As of March 31, 2003, the Company has 55 homes under construction, of which 16 are in escrow to be sold, and 4 model units. Additionally, the Company has an inventory of 84 lots under development. In addition, the Company has a 68-unit apartment building that is substantially leased as of March 31, 2003.

      As of March 31, 2003, the Company had 16 units in escrow ("backlog") compared with a backlog of 119 units as of March 31, 2002. The gross revenues of such backlog was $5,375,000 and $45,470,000 as of March 31, 2003 and 2002,
respectively.

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

Results of operations

      Real estate sales for the three months ended March 31, 2003 decreased 366% to $4,572,279 from $21,292,270 for the three months ended March 31, 2002. The decrease in real estate sales for the three months ended March 31, 2003 was primarily due to the low volume of inventory of completed homes available for sale in 2003 compared to completed homes available for sale in 2002. In the first quarter of 2003, the Company sold 12 homes with an average sales price of $381,000, a 383% decrease in the volume of home sales compared to 58 homes with an average sales price of $367,100 for the first quarter of 2002.

      The Company had a loss from development operations of $530,679 as of March 31, 2003 as compared to income from development operations of $94,774 as of March 31, 2002. The significant decrease of income from development operations during the first quarter of 2003 resulted from the Company selling homes with previous impairment write-downs.

      The Company developed and constructed a 68-unit affordable apartment, the Parc West Apartment Homes located in Milpitas, California, adjacent to the Parc Metropolitan project. Construction was completed in August 2002 and the 68 units were available for lease. As of March 31, 2003, the apartment building was substantially leased. For the period ended March 31, 2003, the apartment generated $253,782 of rental income and $112,090 of rental operating expenses.

      In January 2003, the Company sold its 24.5% interest in RGC Carmel Country, LLC, the ("Joint Venture") to related parties. The Joint Venture consisted of 181 townhomes available for lease in San Diego. The Company's basis in the Joint Venture was $0. The proceeds from the sale, in the amount of $2,000,000, was received in 2002 and was recorded as a deposit at December 31, 2002. The gain was recorded in January 2003.

      General and administrative expenses decreased to $483,043 in the three months ended March 31, 2003 from $555,446 in the corresponding period. The decrease is due to the focus efforts to decrease corporate overhead costs and a decrease in sales volume.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

      The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2002.

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

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CALPROP CORPORATION

                              By: /s/ Mark F. Spiro
                                  ----------------------------------------
                                  Mark F. Spiro
                                  Vice President/Secretary/Treasurer
                                  (Chief Financial and Accounting Officer)
                                  May 30, 2003

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

Date: May 30, 2003

                                        /s/ Victor Zaccaglin
                                        Victor Zaccaglin
                                        Chairman of the Board
                                        Chief Executive Officer

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

Date: May 30, 2003

                                        /s/ Mark F. Spiro
                                        Mark F. Spiro
                                        Vice President/Secretary/Treasurer
                                        (Chief Financial and Accounting Officer)