Form 10-K/A
period 2002-12-31
CALPROP CORP
filed 2003-08-06
CIK 16496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

      The Company's construction loan on the 52 units in the first and second phase of construction was obtained in 2000 from Comerica Bank, formerly Imperial Bank. The loan permited borrowing by the Company of $12,465,000 and bore interest at the prime rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety

      The Company's construction loan on the remaining 53 units, phases three through five was obtained in 2001 from Comerica Bank. The loan permited borrowing by the Company of $11,824,400 and bore interest at the prime rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2002 follows:

                                                           Payments Due by Period

------------------------------      -------------------------------------------------------------------
                                       2003        2004-2005     2006-2007    After 2007      Total
Long-term debt                      $27,713,820    $5,000,000    $           $1,000,000    $33,713,820
Opertating leases                       216,665       359,869     122,669                      699,203
                                    -------------------------------------------------------------------
Total contractual obligations       $27,930,485    $5,359,869    $122,669    $1,000,000    $34,413,023
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

                                                     Principal maturing in:                                    Fair value
                               ---------------------------------------------------------------
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

                                                        Principal maturing in:                                        Fair value
                               --------------------------------------------------------------------
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

    30 Consolidated Statements of Stockholders' Equity For Each of the Three Years Ended 31, 2002

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

      In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement:

            99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by
                  Section 906 of the Sarbanes-Oxley Act of 2002.

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

CALPROP CORPORATION
-----------------------------------
(Registrant)

/s/ Victor Zaccaglin                                              March 28, 2003
-----------------------------------                         --------------------
Victor Zaccaglin,                                                      Date
Chairman of the Board
  and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark F. Spiro                                                 March 28, 2003
-----------------------------------                         --------------------
Mark F. Spiro                                                          Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)

/s/ Ronald S. Petch                                               March 28, 2003
-----------------------------------                         --------------------
Ronald S. Petch,                                                       Date
President

/s/ E. James Murar                                                March 28, 2003
-----------------------------------                         --------------------
E. James Murar                                                         Date
Director

/s/ Mark T. Duvall                                                March 28, 2003
-----------------------------------                         --------------------
Mark T. Duvall                                                         Date
Director

/s/ Victor Zaccaglin                                              March 28, 2003
-----------------------------------                         --------------------
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
                                                           -----------------------------------------

MINORITY INTERESTS (Note 1)
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (Note 9):
     Common stock, no par value; $1 stated value,
         20,000,000 shares authorized, 10,235,305
         and 10,254,005 shares issued and
         outstanding at December 31, 2002 and 2001,
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
                                                           =========================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended December 31,
                                                          -----------------------------------------------
                                                                  2002             2001             2000
                                                          -----------------------------------------------
DEVELOPMENT OPERATIONS (Note 3):
     Real estate sales                                    $ 91,641,620      $90,614,622       $64,238,615
     Cost of real estate sales (Note 6)                     92,399,110       82,671,009        58,561,703
                                                          -----------------------------------------------

     (Loss) income from development operations before
          recognition of impairment of real estate            (757,490)       7,943,613         5,676,912

     Recognition of impairment of real estate
          development (Note 3)
                                                            (4,471,693)      (2,018,088)
                                                          -----------------------------------------------
        (Loss) income from development operations           (5,229,183)       5,925,525         5,676,912

Income (loss) from investment in real estate
          venture (Note 3)                                     109,253         (118,764)

Other income:
    Rental                                                     256,117
    Interest and miscellaneous                                 368,847          186,835           230,643
    Management fee (Note 5)                                    222,957          542,818
                                                          -----------------------------------------------
       Total other income                                      847,921          729,653           230,643

Other expenses:
    Rental operating                                           419,733
    General and administrative (Note 4 and 10)               2,379,007        2,924,795         2,637,496
    Depreciation (Note 3)                                      119,724
    Interest expense (Note 6)                                  699,849          115,096
                                                          -----------------------------------------------
       Total other expenses                                  3,618,313        3,039,891         2,637,496

Minority interests                                                 235           (1,325)         (216,393)
                                                          -----------------------------------------------

(Loss) income before provision (benefit)
          for income taxes                                  (7,890,557)       3,497,848         3,486,452
Provision (benefit) for income taxes (Note 7)                                   171,742          (141,488)
                                                          -----------------------------------------------

NET (LOSS) INCOME                                         $ (7,890,557)     $ 3,326,106       $ 3,627,940
                                                          ===============================================

BASIC NET (LOSS) INCOME PER SHARE (Note 9)                      $(0.77)           $0.32             $0.35
                                                          ===============================================
DILUTED NET (LOSS) INCOME PER SHARE (Note 9)                    $(0.77)           $0.32             $0.35
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

      Development operations in 2002, 2001 and 2000 are summarized as follows:

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

(4)   Other Assets

      Other assets at December 31, 2002 and 2001 are as follows:

                                                   Interest Rate           Outstanding Balance
                                                   --------------     ---------------------------------
                                                                            2002                2001
                                                                      ---------------------------------
        Trust deeds receivable                         11.75%            $ 52,370             $54,043
        Less reserve                                                      (30,000)            (30,000)
                                                                      ---------------------------------
        Net trust deeds receivable                                         22,370              24,043
        Deposits in escrow                                                151,000               1,000

        Office equipment and other, net of
        accumulated depreciation of $336,135
        and $292,723 as of December 31, 2002
        and 2001, respectively                                            525,627             722,944

        Prepaid expenses                                                   46,350              26,895
                                                                      ---------------------------------
        Other assets                                                     $745,347            $774,882
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

(12)  Quarterly Financial Data - (unaudited)

Year Ended December 31, 2002

                                                 First          Second            Third          Fourth
                                         ---------------------------------------------------------------
    Sales                                  $21,292,270     $43,058,399      $21,678,306      $5,612,645
                                         ===============================================================
    Income (loss) from development
      operations                               $94,774     $(1,079,218)     $(3,587,274)      $(657,465)
                                         ===============================================================
    Net (loss) income                        $(267,446)    $(1,224,951)     $(4,709,052)    $(1,689,108)
                                         ===============================================================
    Basic (loss) income per share               $(0.03)         $(0.12)          $(0.46)         $(0.16)
                                         ===============================================================
    Diluted income per share                    $(0.03)         $(0.12)          $(0.46)         $(0.16)
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
                                         =================================================================

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                               CALPROP CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   For the three years ended December 31, 2002

                                                                 Trust Deeds
                                                Warranty         Receivable
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

CALPROP CORPORATION
-----------------------------------
(Registrant)

                                                                  March 28, 2003
-----------------------------------                         --------------------
Victor Zaccaglin,                                                      Date
Chairman of the Board
  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                  March 28, 2003
-----------------------------------                         --------------------
Mark F. Spiro                                                          Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)

                                                                  March 28, 2003
-----------------------------------                         --------------------
Ronald S. Petch                                                        Date
President

                                                                  March 28, 2003
-----------------------------------                         --------------------
E. James Murar                                                         Date
Director

                                                                  March 28, 2003
-----------------------------------                         --------------------
Mark T. Duvall                                                         Date
Director

                                                                  March 28, 2003
-----------------------------------                         --------------------
Victor Zaccaglin                                                       Date
Chairman of the Board
Chief Executive Officer