Form 10-Q/A
period 2003-03-31
CALPROP CORP
filed 2003-08-06
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

Number of shares outstanding of each of Registrant's classes of common stock, as of January 13, 2003:

                                                Number of Shares
Title of Each Class                             Outstanding

Common Stock, no par value                      10,239,105

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

Date: May 30, 2003

                                        /s/ Victor Zaccaglin
                                        ------------------------------
                                        Victor Zaccaglin
                                        Chairman of the Board
                                        Chief Executive Officer

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

Date: May 30, 2003

                                        /s/ Mark F. Spiro
                                        ------------------------------
                                        Mark F. Spiro
                                        VicePresident/Secretary/Treasurer
                                        (Chief Financial and Accounting Officer)