Form 10-Q
period 2003-06-30
CALPROP CORP
filed 2003-12-31
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2003 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________________ to _________________

Commission File Number 1-6844

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)

            California                                      95-4044835
            ----------                                      ----------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    13160 Mindanao Way, Suite 180, Marina Del Rey, California           90292
    ---------------------------------------------------------           -----
    (Address of principal executive offices)                         (Zip Code)

   (Registrant's telephone number, including area code)  (310) 306-4314
                                                       ------------------

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES | | NO |X|

Number of shares outstanding of each of Registrant's classes of common stock, as of December 19, 2003:

                                                           Number of Shares
Title of Each Class                                           Outstanding
-------------------                                           -----------

Common Stock, no par value                                    10,239,105

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

      Set forth is the unaudited quarterly report for the quarters ended June 30, 2003 and 2002, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                          June 30,  December 31,
                                                              2003          2002
                                                       -----------  ------------
Investment in Real Estate (Notes 5 and 6)
  Real estate under development                        $13,308,057   $24,166,829
  Rental property, (net of accumulated depreciation
    of $268,125 and $121,875, respectively)              9,700,000    11,182,886
                                                       -----------   -----------
    Total investment in real estate                     23,008,057    35,349,715

Other Assets:
  Cash and cash equivalents                              1,574,686     3,444,541
  Deferred tax assets (Note 2)                                         6,535,343
  Other assets                                             728,197       745,347
                                                       -----------   -----------
     Total other assets                                  2,302,883    10,725,231
                                                       -----------   -----------

     Total assets                                      $25,310,940   $46,074,946
                                                       ===========   ===========

                                   (Continued)

                     The accompanying notes are an integral
                       part of these financial statements.

                              CALPROP CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    June 30,    December 31,
                                                                        2003            2002
                                                                ------------    ------------
Liabilites:
  Trust deeds and notes payable                                 $ 14,420,211    $ 19,726,186
  Related-party notes                                             13,865,168      13,987,634
                                                                ------------    ------------
     Total trust deeds, notes payable and related-party notes     28,285,379      33,713,820
  Accounts payable and accrued liabilities                         1,824,436       2,724,856
  Deposit                                                                          2,000,000
  Warranty reserves                                                  758,050         757,550
                                                                ------------    ------------
     Total liabilities                                            30,867,865      39,196,226
                                                                ------------    ------------

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,239,105 and 10,235,305
    shares at June 30, 2003 and December 31, 2002,
    respectively                                                  10,239,105      10,235,305
  Additional paid-in capital                                      25,850,776      25,849,446
  Deferred compensation                                              (28,600)        (28,600)
  Stock purchase loans                                              (538,384)       (527,858)
  Accumulated deficit                                            (41,079,822)    (28,649,573)
                                                                ------------    ------------
     Total stockholders' (deficit) equity                         (5,556,925)      6,878,720
                                                                ------------    ------------

                                                                $ 25,310,940    $ 46,074,946
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

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
                                                           ------------------------------------------------------------
                                                               2003            2002            2003            2002
                                                           ------------    ------------    ------------    ------------
Development operations:
  Real estate sales                                        $  7,592,899    $ 43,058,399    $ 12,165,178    $ 64,350,669
  Cost of real estate sales                                   7,337,347      42,305,392      12,440,305      63,502,888
                                                           ------------    ------------    ------------    ------------
Income (loss) from development operations before
 recognition of impairment of real estate                       255,552         753,007        (275,127)        847,781

Recognition of impairment of real estate under
 development                                                 (4,686,150)     (1,832,225)     (4,686,150)     (1,832,225)
                                                           ------------    ------------    ------------    ------------
Loss from development operations                             (4,430,598)     (1,079,218)     (4,961,277)       (984,444)

Income from investment in real estate venture (Note 5)                          185,022                         109,253

Other income:
  Rental (Note 6)                                               258,745                         512,527
  Gain on sale of investment in real estate venture
   (Note 5)                                                                                   2,000,000
  Interest and miscellaneous                                     12,261         190,251          31,301         252,299
  Management fee (Note 5)                                                                                       207,182
                                                           ------------    ------------    ------------    ------------
Total other income                                              271,006         190,251       2,543,828         459,481

Other expenses:
   Rental operating (Note 6)                                    163,187                         275,277
   Recognition of impairment of rental property (Note 6)      1,342,316                       1,342,316
   General and administrative                                   467,112         521,006         952,155       1,076,452
   Depreciation                                                  71,138                         142,275
   Interest                                                     379,930                         764,670
                                                           ------------    ------------    ------------    ------------
Total other expenses                                          2,423,683         521,006       3,476,693       1,076,452

Minority interests (Note 4)                                                                         764             235
                                                           ------------    ------------    ------------    ------------

Loss before provision for income taxes                       (6,583,275)     (1,224,951)     (5,894,906)     (1,492,397)
Provision for income taxes (Note 2)                           6,260,318                       6,535,343
                                                           ------------    ------------    ------------    ------------
Net loss                                                   ($12,843,593)   ($ 1,224,951)   ($12,430,249)   ($ 1,492,397)
                                                           ============    ============    ============    ============

Basic net loss per share (Note 3)                                ($1.25)         ($0.12)         ($1.21)         ($0.15)
                                                                 ======          ======          ======          ======

Diluted net loss per share (Note 3)                              ($1.25)         ($0.12)         ($1.21)         ($0.15)
                                                                 ======          ======          ======          ======

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                      ----------------------------
                                                                          2003            2002
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         ($12,430,249)   ($ 1,492,397)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
         Gain on sale of joint venture interest                         (2,000,000)
         Minority interests                                                    764             235
         Recognition of impairment of real estate under development      4,686,150       1,832,225
         Recognition of impairment of rental property                    1,342,316
         Income from investment in real estate venture                                    (109,253)
         Loss on sale of property and equipment                              1,312
         Depreciation and amortization                                     167,309          21,315
         Provision for  warranty reserves                                   33,000         175,105
         Deferred income taxes                                                           2,208,081
     Change in assets and liabilities:
         Other assets                                                          (81)        (82,999)
         Deferred tax assets                                             6,535,343
         Receivable from affiliates                                                        621,478
         Accounts payable and accrued liabilities                         (900,420)     (3,611,319)
         Warranty reserves                                                 (32,500)        (84,952)
        Additions to real estate under development                      (6,268,447)    (28,320,496)
        Cost of real estate sales                                       12,440,305      63,502,888
        Accrued interest for executive stock purchase loans                (10,526)        (10,723)
                                                                      ------------    ------------
               Net cash provided by operating activities                 3,564,276      34,649,188
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in rental property                                          (5,680)
     Proceeds from sale of property and equipment                            1,000
     Capital expenditures                                                   (6,140)         (5,482)
                                                                      ------------    ------------
              Net cash used by investing activities                        (10,820)         (5,482)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related-party notes                                                1,663,977
     Payments under related-party notes                                   (122,466)     (9,776,494)
     Borrowings under trust deeds and notes payable                      4,480,825      24,992,491
     Payments under trust deeds and notes payable                       (9,786,800)    (50,065,718)
     Repayment of stock purchase loans                                                      26,535
     Common stock                                                            5,130
                                                                      ------------    ------------
               Net cash used in financing activities                    (5,423,311)    (33,159,209)
                                                                      ------------    ------------
     Net (decrease) increase in cash and cash equivalents               (1,869,855)      1,484,497
     Cash and cash equivalents at beginning of period                    3,444,541       2,079,471
                                                                      ------------    ------------
     Cash and cash equivalents at end of period                       $  1,574,686    $  3,563,968
                                                                      ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (refunded) during the period for:
       Interest, net of amount capitalized                                $764,670
       Income taxes                                                       ($55,998)        $47,351

                                   (Concluded)

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

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

         The results of operations for the three months ended June 30, 2003 may not be indicative of the operating results for the year ending December 31, 2003.

Note 2:  Income taxes

         As of December 31, 2002, the Company had gross deferred tax assets of $11,065,083 offset by a deferred tax asset valuation allowance of $11,065,083. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that the $11,065,083 of deferred tax assets will not be realized. As a result, the Company increased the valuation allowance by $6,535,343 during the three months ended June 30, 2003.

         As of June 30, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $23,776,000 and $9,301,000, respectively. For federal tax purposes, net operating loss carryforwards expire from 2013 through 2022. For state tax purposes, net operating loss carryforwards expire from 2005 through 2008.

Note 3:  Earnings per share

         The following table sets forth the computation of basic and diluted net loss income per share:

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                ---------------------------------------------------------
                                                                     2003           2002           2003          2002
                                                                ---------------------------------------------------------
         Net loss                                                ($12,843,593)  ($1,224,951)   ($12,430,249) ($1,492,397)
                                                                ---------------------------------------------------------

         Numerator for basic and diluted net loss per share      ($12,843,593)  ($1,224,951)   ($12,430,249) ($1,492,397)
                                                                =========================================================
         Denominator for basic net loss per share
            (weighted average outstanding shares)                  10,239,105    10,254,005      10,238,451   10,254,005
            Effect of dilutive stock options
                                                                ---------------------------------------------------------
         Weighted average shares for dilutive net income
            per share                                              10,239,105    10,254,005      10,238,451   10,254,005
                                                                =========================================================
         Basic net loss per share                                      ($1.25)       ($0.12)         ($1.21)      ($0.15)
                                                                =========================================================
         Diluted net loss per share                                    ($1.25)       ($0.12)         ($1.21)      ($0.15)
                                                                =========================================================

Note 4:  Consolidation

         The Company has consolidated the financial statements of the following entities:

         ---------------------------------------------------------------------------------------------------------------------------
                            Entity                          Ownership interest at                       Development
                                                                June 30, 2003
         ---------------------------------------------------------------------------------------------------------------------------
         Colorado Pacific Homes, Inc.                               100%                Real estate in the state of Colorado

         DMM Development, LLC ("DMM")                                67%                Cierra del Lago and Antares projects,
                                                                                        California

         Parkland Farms Development Co., LLC                         99%                115 lots in Healdsburg, California
         ("Parkland")

         RGCCLPO Development Co., LLC ("RGCCLPO")                   100%                382 lots in Milpitas, California

         PWA Associates, LLC                                        100%                68-unit apartment project in Milpitas,
                                                                                        California
         ---------------------------------------------------------------------------------------------------------------------------

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

         During the six months ended June 30, 2003, $2,931 of the total loss of $3,695 incurred by the entities related to the minority interest was not allocated to the minority interest because the minority interest had a deficit interest in those entities. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of June 30, 2003 and December 31, 2002 was $71,290 and $68,359, respectively. As a result, the Company has no minority interest as of June, 30, 2003 and December 31, 2002.

Note 5:  Real estate under development

         Investment of real estate venture-In 1999, the Company formed RGC Carmel Country Associates, LLC, a California limited liability company, ("RGC Carmel") with RGC to develop, construct and lease a 181 townhome project. The profits and losses of RGC Carmel were distributed between the members as follows: 50% to RGC and 50% to the Company. During 2000, RGC Carmel admitted additional members in the following proportions:
         The John L. Curci Trust as to a 12.5% interest, The Janet Curci Living Trust No. Il as to a 12.5% interest, and an officer of the Company as to a 25% interest in exchange for financing for the project as follows:
         $2,000,000 in equity and $2,000,000 in notes payable. As a result, the Company's interest in RGC Carmel was reduced to 25%, which is accounted for under the equity method of accounting. During 2002, the Company transferred .5% of its interest in RGC Carmel to Calprop Andalucia, a 100% wholly owned subsidiary of the Company. In January 2003, the Company sold the remaining 24.5% of its interest in RGC Carmel to related parties in the following proportions: The Janet Curci Living Trust No. II as to a 6.125% interest, JAMS Management as to a 6.125% interest, and an officer of the Company as to a 12.25% interest. The Company's interest was sold for $2,000,000 in cash, which was received in 2002 and resulted in recording a deposit of $2,000,000 as of December 31, 2002. The gain on sale of investment in joint venture is recognized in the first quarter of 2003. The gain equals the proceeds received of $2,000,000 as the Company had no basis in the investment sold. As a result, the Company's interest in RGC Carmel was reduced to .5%.

         The Company recognized management fees of $207,182 for the six months ended June 30, 2002 related to the joint venture.

Note 6:  Rental property

         During the third quarter of 2002, the Company completed construction of a 68-unit apartment project and the related costs recorded as real estate under development were transferred to rental property. The Company started leasing the apartment during the third quarter of 2002. As of June 30, 2003, the apartment project was 98.5% leased and stabilized its operations. Based upon such operations, the Company tested the project for recoverability and determined the carrying amount of the project was not fully recoverable and recorded an impairment loss of $1,342,316; the amount by which the carrying amount of the project exceeded its estimated fair value as determined by a third party appraiser.

         Rental property at June 30 is summarized as follows:

             Land                                           $1,500,000
             Building and improvements                       9,810,441
             Impairment write-down                          (1,342,316)
                                                       ----------------
             Total rental property                           9,968,125
             Accumulated depreciation                         (268,125)
                                                       ----------------
             Rental property, net                           $9,700,000
                                                       ================

         Depreciation expense for building and improvements for the six months ended June 30, 2003 was $146,250.

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

         The Company evaluates the performance of its segments based upon contribution to income. The following table provides financial information regarding revenues from customers, loss and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated total:

                                                  Three Months Ended June 30, 2003
                                           ------------------------------------------------
                                             Revenues     Contribution to       Assets
                                                                Loss
                                           ------------------------------------------------
         Residential homes                    $7,592,899       ($4,897,710)    $15,610,940
         Rental property                         258,745        (1,246,758)      9,700,000
                                           ------------------------------------------------
                                               7,851,644        (6,144,468)     25,610,940
         Interest and other, net                  12,261        (6,699,125)
                                           ------------------------------------------------
                                              $7,863,905      ($12,843,593)    $25,310,940
                                           ================================================

                                                   Six Months Ended June 30, 2003
                                           ------------------------------------------------
                                             Revenues     Contribution to       Assets
                                                                Loss
                                           ------------------------------------------------
         Residential homes                   $12,165,178       ($5,913,432)    $15,610,940
         Rental property                         512,527        (1,105,066)      9,700,000
                                           ------------------------------------------------
                                              12,677,705        (7,018,498)     25,310,940
         Interest and other, net               2,031,301        (5,411,751)
                                           ------------------------------------------------
                                             $14,709,006      ($12,430,249)    $25,310,940
                                           ================================================

         During the six months of 2002, the Company operated under one reportable segment of residential homes for sale.

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

Liquidity and capital resources

         As of June 30, 2003, the Company had remaining loan commitments from financial institutions of approximately $8,640,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

         As of June 30, 2003, the Company had two remaining projects in various stages of development (High Ridge Court and Saddlerock). During 2003, the Company had three projects producing revenues from completed homes and townhomes: Parc Metropolitan, High Ridge Court and Saddlerock. As of June 30, 2003, the Company has 40 homes under construction, of which 6 are in escrow to be sold, and 4 model units. Additionally, the Company has an inventory of 78 lots under development of which 50 are contracted to sell (see below). In addition, the Company has a 68-unit apartment building that is substantially leased as of June 30, 2003 which also contributed to revenues for the six month period.

         As of June 30, 2003, the Company had 6 units in escrow ("backlog") compared with a backlog of 56 units as of June 30, 2002. The gross revenues of such backlog was $1,714,000 and $19,517,000 as of June 30, 2003 and 2002,
respectively.

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

Results of operations

         Real estate sales for the three months ended June 30, 2003 decreased 467% to $7,592,899 from $43,058,399 for the three months ended June 30, 2002.
For the six months ended June 30, 2003, real estate sales decreased 429% to $12,165,178 from $64,350,669 in the year-earlier period. The decrease in real estate sales for the three and six months periods in 2003 was primarily due to the low volume of inventory of completed homes available for sale in 2003 compared to completed homes available for sale in 2002. In the second quarter of 2003, the Company sold 21 homes with an average sales price of $361,500, a 438% decrease in the volume of home sales compared to 113 homes with an average sales price of $381,050 for the second quarter of 2002. During the six months of 2003, the Company sold 33 homes with an average sales price of $368,600, a 418% decrease in the volume of home sales compared to 171 homes with an average sales price of $376,000 for the six months of 2002.

         The Company had income from development operations before recognition of impairment of real estate of $255,552 in the second quarter of 2003 as compared to income of $753,007 in the second quarter of 2002. For the six months ended June 30, 2003, the Company had a loss from development operations before recognition of impairment of real estate of $275,127 as compared to income of $847,781 for the six months ended June 30, 2002. The significant decrease of income from development operations during the second quarter of 2003 and six months ended June 30, 2002 resulted from the Company selling homes with previous impairment write-downs.

         During the second quarter of 2003, the Company recorded an impairment loss on real estate under development of $4,232,281 in the Saddlerock project. The project consisted of 94 homes with five product lines in

Aurora, Colorado. The lack of demand of the product lines resulted in a slower absortion rate. The Company introduced three new product lines and converted certain upgrades as standards to increase the absorption rate. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs. In addition to increased costs, due to the slow absorption rate, the Company entered into escrow to sell 50 developed lots and as a result the Company recorded an impairment loss on real estate under development. These lots are expected to close in August of 2003.

         Additionally, during the second quarter of 2003, the Company recorded an impairment loss on real estate under development of $453,869 in the High Ridge Court project which is located in Thorton, Colorado as the absortion rate was slower than anticipated. The decrease in absorption rate increased marketing, production and interest costs and as a result the Company recorded an impairment.

         The Company developed and constructed a 68-unit affordable apartment, the Parc West Apartment Homes located in Milpitas, California, adjacent to the Parc Metropolitan project. Construction was completed in August 2002 and the 68 units were available for lease. As of June 30, 2003, the apartment building was substantially leased. For the three months ended June 30, 2003, the apartment generated $258,745 of rental income and $163,187 of rental operating expenses. For the six months ended June 30, 2003, the apartment generated $512,527 of rental income and $275,277 of rental operating expenses. As of June 30, 2003, the apartment project was 98.5% leased and stabilized its operations. Based upon such operations, the Company tested the project for recoverability and determined the carrying amount of the project was not fully recoverable and recorded an impairment loss of $1,342,316; the amount by which the carrying amount of the project exceeded its estimated fair value as determined by a third party appraiser.

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

         General and administrative expenses decreased to $467,112 in the three months ended June 30, 2003 from $521,006 in the corresponding period. For the six months ended June 30, 2003, general and administrative expenses decreased to $952,155 from $1,076,452 in the corresponding 2002 period. The decrease is due to the focus efforts to decrease corporate overhead costs and a decrease in sales volume.

Item 3   Quantitative and Qualitative Disclosure about Market Risk

         The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2002.

Item 4   Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, except during the period from August 2003 - December 2003 where the accounting department was short of the required personnel needed to file its required reports timely. The Company is in the process of taking corrective measures to ensure timely filing of its required reports under the Securitites Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of June 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive

Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

                  31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO

                  31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO

                  32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

                  A Current Report on Form 8-K dated June 20, 2003 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended March 31, 2003, and under item 7(c) a press release announcing Calprop Corporations' first quarter results.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CALPROP CORPORATION


                   By:   /s/ Mark F. Spiro                          .
                       ---------------------------------------------
                        Mark F. Spiro
                        Vice President/Secretary/Treasurer
                        (Chief Financial and Accounting Officer)
                        December 19, 2003