Form 10-Q
period 2003-09-30
CALPROP CORP
filed 2004-03-08
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2003 or
                                   ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

     For the transition period from                      to
                                    ------------------     -------------------

Commission File Number 1-6844
                       ------

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)

            California                                       95-4044835
----------------------------------                           -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 13160 Mindanao Way, Suite 180, Marina Del Rey, California        90292
----------------------------------------------------------   -------------
  (Address of principal executive offices)                     (Zip Code)

  (Registrant's telephone number, including area code) (310) 306-4314

                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Number of shares outstanding of each of Registrant's classes of common stock, as of December 19, 2003:

                                                             Number of Shares
Title of Each Class                                          Outstanding
                                                             ----------------
Common Stock, no par value                                      10,239,105

                               CALPROP CORPORATION
                               -------------------

                                     Part I
                                     ------

                         Item 1 - Financial Information
                         ------------------------------

     Set forth is the unaudited quarterly report for the quarters ended September 30, 2003 and 2002, for Calprop Corporation. The information set forth reflects all adjustments which were, in the opinion of management, necessary for a fair presentation.

                               CALPROP CORPORATION
                               -------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                     September 30,                December 31,
                                                                              2003                        2002
                                                                  -----------------           -----------------

Investment in Real Estate (Notes 5 and 6)
  Real estate under development                                        $13,465,638                 $24,166,829
  Assets held for sale                                                   8,950,000                  11,214,659
                                                                  -----------------           -----------------
    Total investment in real estate                                     22,415,638                  35,381,488

Other Assets:
  Cash and cash equivalents                                              1,054,905                   3,444,541
  Deferred tax assets (Note 2)                                                                       6,535,343

  Other assets                                                             718,807                     713,574
                                                                  -----------------           -----------------
     Total other assets                                                  1,773,712                  10,693,458
                                                                  -----------------           -----------------

     Total assets                                                      $24,189,350                 $46,074,946
                                                                  =================           =================


                                   (Continued)


   The accompanying notes are an integral part of these financial statements.

                               CALPROP CORPORATION
                               -------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------

                                                                     September 30,                December 31,
                                                                              2003                        2002
                                                                  -----------------           -----------------
Liabilites:
  Liabilities of assets held for sale (Note 6)                        $  7,769,035                $  8,291,256

  Trust deeds and notes payable                                          6,387,610                  11,784,923
  Related-party notes                                                   14,258,709                  13,987,634
                                                                  -----------------           -----------------
     Total trust deeds, notes payable and related-party notes           20,646,319                  25,772,557
  Accounts payable and accrued liabilities                               1,835,012                   2,374,863
  Deposit                                                                                            2,000,000
  Warranty reserves                                                        694,600                     757,550
                                                                  -----------------           -----------------
     Total liabilities                                                  30,944,966                  39,196,226
                                                                  -----------------           -----------------

Stockholders' equity:
  Common stock, no par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 10,239,105 and 10,235,305
    shares at September 30, 2003 and December 31, 2002,
    respectively                                                        10,239,105                  10,235,305
  Additional paid-in capital                                            25,850,776                  25,849,446
  Deferred compensation                                                    (28,600)                     (28,600)
  Stock purchase loans                                                    (543,734)                    (527,858)
  Accumulated deficit                                                  (42,273,163)                 (28,649,573)
                                                                  -----------------           -----------------
     Total stockholders' (deficit) equity                               (6,755,616)                   6,878,720
                                                                  -----------------           -----------------

                                                                      $ 24,189,350                $ 46,074,946
                                                                  =================           =================


                                   (Concluded)

   The accompanying notes are an integral part of these financial statements.

                               CALPROP CORPORATION
                               -------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                         ------------------------------------------------------------------
                                                              2003              2002             2003             2002
                                                         ---------------   ---------------   --------------   -------------
Development operations:
  Real estate sales                                          $5,569,748       $21,678,306      $17,734,926     $86,028,975
  Cost of real estate sales                                   5,597,084        22,626,112       18,037,389      86,129,000
                                                         ---------------   ---------------   --------------   -------------
Loss from development operations before recognition
  of impairment of real estate                                  (27,336)         (947,806)        (302,463)       (100,025)

Recognition of impairment of real estate under
 development                                                                   (2,639,468)      (4,686,150)     (4,471,693)
                                                         ---------------   ---------------   --------------   -------------
Loss from development operations                                (27,336)       (3,587,274)      (4,988,613)     (4,571,718)

Income from investment in real estate venture (Note 5)                                                             109,253

Other income:
  Gain on sale of investment in real estate venture
  (Note 5)                                                                                       2,000,000
  Interest and miscellaneous                                    174,254            88,646          306,907         339,827
  Management fee (Note 5)                                                          10,931                          218,113
                                                         ---------------   ---------------   --------------   -------------
Total other income                                              174,254            99,577        2,306,907         557,940

Other expenses:
   General and administrative                                   307,787           777,491        1,257,560       1,851,936
   Interest                                                     438,330           113,642        1,015,846         113,642
                                                         ---------------   ---------------   --------------   -------------
Total other expenses                                            746,117           891,133        2,273,406       1,965,578

Minority interests (Note 4)                                                                            764             235
                                                         ---------------   ---------------   --------------   -------------
Loss from continuing operations before provision
  for income taxes                                             (599,199)       (4,379,830)      (4,955,876)     (5,870,338)

Provision for income taxes (Note 2)                                                              6,535,343
                                                         ---------------   ---------------   --------------   -------------
Loss from continuing operations                                (599,199)       (4,379,830)     (11,491,219)     (5,870,338)

Discontinued operations (Notes 6 and 7):

   Loss from discontinued operations (including
     impairment of $841,549 and $2,183,865 for the
     three and nine months ended September 30, 2003            (594,143)         (329,222)      (2,132,371)       (331,111)
                                                         ---------------   ---------------   --------------   -------------
Loss from discontinued operations                              (594,143)         (329,222)      (2,132,371)     (6,201,449)
                                                         ---------------   ---------------   --------------   -------------
Net loss                                                    ($1,193,342)      ($4,709,052)    ($13,623,590)   ($ 6,201,449)
                                                         ===============   ===============   ==============   =============


                                   (continued)

   The accompanying notes are an integral part of these financial statements.

Loss from continuing operations per common share - basic         ($0.06)           ($0.43)          ($1.12)         ($0.57)
                                                                 =======           =======          =======         =======
Loss from continuing operations per common share - diluted       ($0.06)           ($0.43)          ($1.12)         ($0.57)
                                                                 =======           =======          =======         =======
Loss from discontinued operations per common share - basic       ($0.06)           ($0.03)          ($0.21)         ($0.04)
                                                                 =======           =======          =======         =======
Loss from discontiinued operations per common share - diluted    ($0.06)           ($0.03)          ($0.21)         ($0.04)
                                                                 =======           =======          =======         =======
Net loss per common share - basic                                ($0.12)           ($0.46)          ($1.33)         ($0.61)
                                                                 =======           =======          =======         =======
Net loss per common share - diluted                              ($0.12)           ($0.46)          ($1.33)         ($0.61)
                                                                 =======           =======          =======         =======


                                   (concluded)

   The accompanying notes are an integral part of these financial statements.

                               CALPROP CORPORATION
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              --------------------------------
                                                                                   2003            2002
                                                                              --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   ($13,623,590)    ($ 6,201,449)
     Adjustments to reconcile net loss to net cash provided
     by operating activities:
         Gain on sale of joint venture interest                                   (2,000,000)
         Minority interests                                                              764              235
         Recognition of impairment of real estate under development                4,686,150        4,471,693
         Recognition of impairment of rental property                              2,183,865
         Income from investment in real estate venture                                              (109,253)
         Loss on sale of property and equipment                                        1,312
         Depreciation and amortization                                               177,187           79,695
         Provision for  warranty reserves                                             45,000          237,105
         Deferred income taxes                                                     6,535,343
     Change in assets and liabilities:
         Other assets                                                                (92,118)         (46,665)
         Receivable from affiliates                                                                   783,276
         Accounts payable and accrued liabilities                                   (820,809)      (2,402,766)
         Warranty reserves                                                          (107,950)        (155,416)
        Additions to real estate under development                               (12,023,112)     (37,441,312)
        Cost of real estate sales                                                 18,037,389       86,129,000
        Accrued interest for executive stock purchase loans                          (15,876)         (16,077)
                                                                              --------------------------------
               Net cash provided by operating activities                           2,983,555       45,328,066

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in rental property                                                    (5,680)
     Proceeds from sale of property and equipment                                      1,000
     Capital expenditures                                                             (6,140)         (14,611)
                                                                              -------------------------------
              Net cash used by investing activities                                  (10,820)         (14,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related-party notes                                            394,085        1,663,977
     Payments under related-party notes                                             (123,010)     (12,245,903)
     Borrowings under trust deeds and notes payable                               16,700,976       29,459,073
     Payments under trust deeds and notes payable                                (22,339,552)     (61,160,201)
     Repayment of stock purchase loans                                                                 30,748
     Common stock                                                                      5,130
                                                                              --------------------------------
               Net cash used in financing activities                              (5,362,371)     (42,252,306)
                                                                              --------------------------------
     Net (decrease) increase in cash and cash equivalents                         (2,389,636)       3,061,149
     Cash and cash equivalents at beginning of period                              3,444,541        2,079,471
                                                                              --------------------------------
     Cash and cash equivalents at end of period                                 $  1,054,905     $  5,140,620
                                                                              ================================


                                   (Continued)

                     The accompanying notes are an integral
                       part of these financial statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (refunded) during the period for:
       Interest, net of amount capitalized                       $1,021,806         195,968
       Income taxes                                                ($55,998)       ($45,131)


                                   (Concluded)

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION
                               -------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                    -----------------------------------------
                                   (Unaudited)


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

          The results of operations for the nine months ended September 30, 2003 may not be indicative of the operating results for the year ending December 31, 2003.

Note 2:   Income taxes
          ------------

          As of September 30, 2003, the Company had gross deferred tax assets of $11,065,083 offset by a deferred tax asset valuation allowance of $11,065,083. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that the $11,065,083 of deferred tax assets will not be realized. As a result, the Company increased the valuation allowance by $6,535,343 during the second quarter in 2003.

          As of December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $23,776,000 and $9,301,000, respectively. For federal tax purposes, net operating loss carryforwards expire from 2013 through 2022. For state tax purposes, net operating loss carryforwards expire from 2005 through 2008.

Note 3:   Earnings per share
          ------------------

          The following table sets forth the computation of basic and diluted net loss per share:

                                                                               Three Months Ended             Nine Months Ended
                                                                                  September 30,                 September 30,
                                                                           ---------------------------------------------------------
                                                                                2003          2002            2003          2002
                                                                           ---------------------------------------------------------
          Net loss from continuing operations                                  ($599,199) ($4,379,830)    ($11,491,219) ($5,870,338)
          Discontinued operations                                               (594,143)    (329,222)      (2,132,371)    (331,111)
                                                                           ---------------------------------------------------------
          Numerator for basic and diluted net loss per share                 ($1,193,342) ($4,709,052)    ($13,623,590) ($6,201,449)
                                                                           =========================================================
          Denominator for basic net loss per share
          (weighted average outstanding shares)                               10,239,105   10,254,005       10,238,672   10,254,005

             Effect of dilutive stock options
                                                                           ---------------------------------------------------------
          Weighted average shares for dilutive net income per share           10,239,105   10,254,005       10,238,672   10,254,005
                                                                           =========================================================
          Loss from continuing operations per common share - basic                ($0.06)      ($0.43)          ($1.12)      ($0.57)
                                                                           =========================================================
          Loss from continuing operations per common share - diluted              ($0.06)      ($0.43)          ($1.12)      ($0.57)
                                                                           =========================================================
          Loss from discontinued operations per common share - basic              ($0.06)      ($0.03)          ($0.21)      ($0.04)
                                                                           =========================================================
          Loss from discontinued operations per common share - diluted            ($0.06)      ($0.03)          ($0.21)      ($0.04)
                                                                           =========================================================
          Net loss per common share - basic                                       ($0.12)      ($0.46)          ($1.33)      ($0.61)
                                                                           =========================================================
          Net loss per common share - diluted                                     ($0.12)      ($0.46)          ($1.33)      ($0.61)
                                                                           =========================================================

Note 4:   Consolidation
          -------------

          The Company has consolidated the financial statements of the following entities:

         ---------------------------------------------------------------------------------------------------------------------------
                            Entity                          Ownership interest at                       Development
                                                              Septemer 30, 2003
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

          During the nine months ended September 30, 2003, $2,461 of the total loss of $3,225 incurred by the entities related to the minority interest was not allocated to the minority interest because the minority interest had a deficit interest in those entities. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of September 30, 2003 and December 31, 2002 was $70,820 and $68,359, respectively. As a result, the Company has no minority interest as of September 30, 2003 and December 31, 2002.

Note 5:   Real estate under development
          -----------------------------

          Investment of real estate venture-In 1999, the Company formed RGC Carmel Country Associates, LLC, a California limited liability company, ("RGC Carmel") with RGC to develop, construct and lease a 181 townhome project. The profits and losses of RGC Carmel were distributed between the members as follows: 50% to RGC and 50% to the Company. During 2000, RGC Carmel admitted additional members in the following proportions: The John L. Curci Trust as to a 12.5% interest, The Janet Curci Living Trust No. Il as to a 12.5% interest, and an officer of the Company as to a 25% interest in exchange for financing for the project as follows: $2,000,000 in equity and $2,000,000 in notes payable. As a result, the Company's interest in RGC Carmel was reduced to 25%, which was accounted for under the equity method of accounting. During 2002, the Company transferred .5% of its interest in RGC Carmel to Calprop Andalucia, a 100% wholly owned subsidiary of the Company. In January 2003, the Company sold the remaining 24.5% of its interest in RGC Carmel to related parties in the following proportions: The Janet Curci Living Trust No. II as to a 6.125% interest, JAMS Management as to a 6.125% interest, and an officer of the Company as to a 12.25% interest. The Company's interest was sold in 2003 for $2,000,000 in cash, which was received in 2002 and resulted in recording a deposit of $2,000,000 as of December 31, 2002. The gain on sale of investment in joint venture is recognized in the first quarter of 2003. The gain equals the proceeds received of $2,000,000 as the Company had no basis in the investment sold. As a result, the Company's interest in RGC Carmel was reduced to .5%.

          The Company recognized management fees of $207,182 for the nine months ended September 30, 2002 related to the joint venture.

Note 6:   Assets and liabilities held for sale
          ------------------------------------

          During the three months ended September 30, 2003, management approved a plan of action to sell the operating assets of PWA. As a result, the rental property has been classified as held for sale and depreciation has ceased as of the date the plan was approved. Operations of PWA are classifed as discontinued operations in the consolidated statements of operations. The apartment project is currently in escrow with a gross sales price of $9,000,000 (see Note 7).

          Assets held for sale at September 30 is summarized as follows:

                Land                                         $1,500,000
                Building and improvements, net                7,450,000
                                                           ------------

                Assets held for sale, net                    $8,950,000
                                                           ============

          Depreciation expense for building and improvements for the nine months ended September 30, 2003 was $146,250.

          Liabilities held for sale at September 30 is summarized as follows:

                Trust deeds and notes payable                $7,700,000
                Accounts payable and accrued liabilities         69,035
                                                           ------------

                Liabilities held for sale                    $7,769,035
                                                           ============

Note 7:   Discontinued operations
          -----------------------

          In accordance with the SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the net loss of assets held for sale is reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2003 and 2002, discontinued operations relates to an apartment project held for sale and currently in escrow with a sales price of $9,000,000 (see Note 6). The following table summarizes the income and expense components of discontinued operations for the three and nine months ended September 30, 2003 and 2002:

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                      --------------------------------------------------------------
                                                           2003            2002           2003            2002
                                                      --------------------------------------------------------------
          Revenues:

          Rental income                                     $ 246,446        $43,771        $758,973        $43,771

          Gain on forgiven debt                               392,575                        392,575

          Interest and miscellaneous                            3,887          3,592          14,929          4,709
                                                      --------------------------------------------------------------
            Total revenues                                    642,908         47,363       1,166,477         48,480
                                                      --------------------------------------------------------------
          Expenses:

          Rental operating                                    217,582        217,494         492,859        220,500

          Impairment loss                                     841,549                      2,183,865

          General and administrative                            1,191                          3,573

          Depreciation                                                        48,857         146,250         48,857

          Interest                                            176,729        110,234         472,301        110,234
                                                      --------------------------------------------------------------
            Total expenses                                  1,237,051        376,585       3,298,848        379,591
                                                      --------------------------------------------------------------
          Loss from discontinued operations                 ($594,143)     ($329,222)    ($2,132,371)     ($331,111)
                                                      ==============================================================


Item 2    Management's Discussion and Analysis of Financial Condition and
------    ----------------------------------------------------------------------
          Results of Operations
          ---------------------

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

Liquidity and capital resources
-------------------------------

     As of September 30, 2003, the Company had remaining loan commitments from financial institutions of approximately $7,183,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

     As of September 30, 2003, the Company had two remaining projects in various stages of development (High Ridge Court and Saddlerock). During 2003, the Company had three projects producing revenues from completed homes and townhomes: Parc Metropolitan, High Ridge Court and Saddlerock. As of September 30, 2003, the Company has 39 homes under construction, of which 8 are in escrow to be sold, and 3 model units. Additionally, the Company has an inventory of 18 lots under development. In addition, the Company has a 68-unit apartment building that is substantially leased as of September 30, 2003 which also contributed to revenues for the nine month period. During the third quarter of 2003, the apartment bulding was held for sale (see Note 6 and 7).

     As of September 30, 2003, the Company had 8 units in escrow ("backlog") compared with a backlog of 11 units as of September 30, 2002. The gross revenues of such backlog was $2,179,000 and $4,275,000 as of September 30, 2003 and 2002, respectively.

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

Results of operations
---------------------

     Real estate sales for the three months ended September 30, 2003 decreased 74.3% to $5,569,748 from $21,678,306 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, real estate sales decreased 79.4% to $17,734,926 from $86,028,975 in the year-earlier period. The decrease in real estate sales for the three and nine months periods in 2003 was primarily due to the low volume of inventory of completed homes available for sale in 2003 compared to completed homes available for sale in 2002. In the third quarter of 2003, the Company sold 12 homes with an average sales price of $256,124, a 80.6% decrease in the volume of home sales compared to 62 homes with an average sales price of 349,650 for the third quarter of 2002. In addition to the home sales during the third quarter of 2003, the Company sold 50 lots under development in the Saddlerock project for $2,496,260. During the nine months of 2003, the Company sold 45 homes with an average sales price of $338,637, a 418% decrease in the volume of home sales compared to 233 homes with an average sales price of $369,223 for the nine months of 2002.

     The Company had a loss from development operations before recognition of impairment of real estate under development of $27,336 in the third quarter of 2003 as compared to a loss of $947,806 in the third quarter of 2002. For the nine months ended September 30, 2003, the Company had a loss from development operations before recognition of impairment of real estate under development of $302,463 as compared to a loss of $100,025 for the nine months ended September 30, 2002.

     In January 2003, the Company sold its 24.5% interest in RGC Carmel Country, LLC, the ("Joint Venture") to related parties. The Joint Venture consisted of 181 townhomes available for lease in San Diego. The Company's basis in the Joint Venture was $0. The proceeds from the sale, in the amount of $2,000,000, was received in 2002 and was recorded as a deposit at December 31, 2002. The Company recorded a gain of $2,000,000 on the sale of the joint venture in 2003.

     General and administrative expenses decreased to $307,787 in the three months ended September 30, 2003 from $777,491 in the corresponding period. For the nine months ended September 30, 2003, general and administrative expenses decreased to $1,257,560 from $1,851,936 in the corresponding 2002 period. The decrease is due to the focus efforts to decrease corporate overhead costs and a decrease in sales volume.

     The Company developed and constructed a 68-unit affordable apartment, the Parc West Apartment Homes located in Milpitas, California, adjacent to the Parc Metropolitan project. Construction was completed in August 2002 and the 68 units were available for lease. As of September 30, 2003, the apartment building was substantially leased. In accordance with the SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the net loss of assets held for sale is reflected in the consolidated statement of operations as discontinued operations for all periods presented.

Item 3    Quantitative and Qualitative Disclosure about Market Risk
------    ---------------------------------------------------------

     The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2002.

Item 4    Controls and Procedures
------    -----------------------

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

     As of September 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                     Part II
                                     -------

6    Exhibits and Reports on Form 8-K
-    --------------------------------

(a)  Exhibits --

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

          A Current Report on Form 8-K dated January 15, 2004 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended June 30, 2003, and under item 7(c) a press release announcing Calprop Corporations' second quarter results.


                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         CALPROP CORPORATION



     By: /s/ Mark F. Spiro                          .
         ---------------------------------------------
         Mark F. Spiro
         Vice President/Secretary/Treasurer
         (Chief Financial and Accounting Officer)
         February 27, 2004

                                                                    Exhibit 31.1

                        CERTIFICATION OF CEO PURSUANT TO

                    SECTION 302 OF SARBANES-OXLEY ACT OF 2002


I, Victor Zaccaglin, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Calprop Corporation, a California corporation (the "Registrant");

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared; and

          b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such valuation; and

          c. Disclosed in this Quarterly Report any changes the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting


Date: February 27, 2004


                                                         /s/ Victor Zaccaglin
                                                         ---------------------
                                                         Victor Zaccaglin
                                                         Chairman of the Board
                                                         Chief Executive Officer

                                                                    Exhibit 31.2

                        CERTIFICATION OF CFO PURSUANT TO

                    SECTION 302 OF SARBANES-OXLEY ACT OF 2002


I, Mark F. Spiro, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Calprop Corporation, a California corporation (the "Registrant");

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared; and

          b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such valuation; and

          c. Disclosed in this Quarterly Report any changes the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting

Date: February 27, 2004

                                        /s/ Mark F. Spiro
                                        ---------------------------------------
                                        Mark F. Spiro
                                        VicePresident/Secretary/Treasurer
                                        (Chief Financial and Accounting Officer)

                                                                     Exhibit 32.

      Certification of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Calprop Corporation (the "Company") hereby certifies, to his knowledge, that:

(i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended June30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: February 27, 2004

                                        /s/ Victor Zaccaglin
                                        ---------------------------------------
                                        Victor Zaccaglin
                                        Chairman of the Board
                                        Chief Executive Officer

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Calprop Corporation (the "Company") hereby certifies, to his knowledge, that:

(i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: February 27, 2004

                                        /s/ Mark F. Spiro
                                        ----------------------------------------
                                        Mark F. Spiro
                                        VicePresident/Secretary/Treasurer
                                        (Chief Financial and Accounting Officer)