Form 10-K
period 2003-12-31
CALPROP CORP
filed 2004-07-06
CIK 16496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003    Commission File Number 1-6844
                                                                      ------

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
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K X .
          ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                            $463,339 at June 24, 2004

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 10,235,305 Shares Outstanding at June 24, 2004

                      Documents Incorporated by reference:

Portions of the registrant's definitive Proxy Statement for 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

     During 2003, the Company was primarily engaged in the development of lots, and the construction and marketing of single-family detached homes and townhomes. As of December 31, 2003, the Company had three residential housing projects in various stages of construction and development, consisting of 39 homes and townhomes under construction (including 8 homes in escrow and two model homes), and 89 lots under development. The Company's products range from homes for first-time buyers to custom homes. In addition to the construction and sale of single-family and multifamily housing, the Company was engaged in the development of apartments available for lease. During the year, management approved a plan of action to sell the operating assets of the apartment building. As a result, the rental property has been classified as held for sale and depreciation has ceased as of the date the plan was approved. Operations of the apartment building are classified as discontinued operations in the consolidated statements of operations. The apartment project was sold on March 12, 2004 with a gross sales price of $9,000,000 (see Notes 4 and 11).

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

Future Projects

      Land Acquisition - During 2004, the Company completed the sale of its contractual rights to purchase approximately 60 acres of undeveloped land in Southern California for a gross sales price of $11,700,000. The Company has entered into approximately $8,625,000 in contracts to acquire two properties and has acquired one project for $600,000 in its current market in Riverside County in Southern California. These three properties are zoned for residential development and can be subdivided into approximately 213 single family detached lots. The Company plans to start construction in the first quarter of 2005.

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

Employees

     The Company has approximately eleven full-time employees, including four executive officers, five persons in its finance, marketing and operations departments, and two field superintendents and general laborers at June 10, 2004. The Company also employs temporary and part-time laborers from time to time as necessary. None of the Company's employees are currently represented by a collective bargaining unit. The Company compensates its employees with salaries and fringe benefits that it believes are competitive with the building industry and the local economy. The Company believes that relations with its employees generally are excellent.

Licensing

     The Company is licensed by the State of California as a general building contractor, and this license is essential to its operations. This license must be renewed every two years. The Company's current license expires in July 2006.

ITEM 2.  Properties

Current projects

     The table below sets forth certain information relating to the Company's current projects as of December 31, 2003 and certain information relating to the Company's development operations during the previous twelve months.

                                                                                   Units sold    Remaining
                                           Units sold   Units under     Units      subject to    units to
                                            12 months   construction  completed   construction   construct
                                              ended        as of        as of        as of         as of
Project                                     12/31/03    12/31/03 (1)   12/31/03     12/31/03     12/31/03
-------                                   -------------------------------------------------------------------
Units Held For Sale
1.   Parc Metropolitan                         16            --           --           --           --
2.   High Ridge Court                          31            21           --           7            12
3.   Saddlerock                                57            18           --           1            --
4.   Rohnert Park                              --            --           --           --           77
5.   Mission Gorge (accounted for under
     the equity method)                        --            --           --           --           --
                                          -------------------------------------------------------------------
Total                                          104           39           --           8            89
                                          ===================================================================
Total inventory units as of 12/31/03                                                                128
                                                                                               ==============
(1) Units under construction includes 8 units sold subject to construction and 2 model units

Assets Held For Sale
6.   Parcwest Apartments                       --            --           68           --           --
                                          -------------------------------------------------------------------
Total                                                                     68
                                          ===================================================================

Backlog- As noted in the above table, the total number of units sold subject to construction ("backlog") at December 31, 2003, was 8 units, with gross revenues of such backlog equal to $2,020,000. As of March 31, 2004, the backlog was 11 units, representing $2,877,000 compared to a backlog of 21 units representing $6,620,000 as of March 28, 2003. See also "Management Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of Real Estate Sales for 2003 and 2002.

1. Parc Metropolitan (Milpitas, California)

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

     The Company closed escrow on all units as of December 31, 2003.

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

     The Company's acquisition and development loan on the entire 382 lots of the project was obtained in 1998 from Lowe Enterprises Residential Advisors, ("Lowe"). The loan permitted borrowing by the Company of $9,700,000 and bore interest at the prime plus 2.0%. After repayment of principal and interest, Lowe received, as participating interest, a 27% IRR calculated on an annual basis. In December of 2001, the loan was refinanced and obtained with Curci for $4,500,000. The loan bore interest at 20%. As of December 31, 2002, the loan was paid in its entirety.

     The Company's construction loan on the first phase of construction for Product A was obtained from Comerica Bank in 1998. The loan permitted borrowing by the Company of $13,773,142 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the loan had been paid in its entirety.

     The Company's construction loan on the first phase of construction for Product B was obtained from Comerica Bank in 1999. The loan permitted borrowing by the Company of $10,604,352 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the loan had been paid in its entirety.

     The Company's construction loan on the first phase of construction for Product C was obtained from Comerica Bank in 1999. The loan permitted borrowing by the Company of $12,342,388 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2001, the loan had been paid in its entirety.

     The Company's construction loan on the second phase of construction for Product A was obtained from Comerica Bank in 2000. The loan permitted borrowing by the Company of $13,612,993 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the loan was paid in its entirety.

     The Company's construction loan on the second phase of construction for Product B was obtained from Comerica Bank in 2000. The loan permitted borrowing by the Company of $10,661,232 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the loan was paid in its entirety.

     The Company's construction loan on the second phase of construction for Product C was obtained from Comerica Bank in 2000. The loan permitted borrowing by the Company of $12,897,860 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the loan was paid in its entirety.

     The Company's construction loan on the third phase of construction for Product A was obtained from Comerica Bank in 2001. The loan permitted borrowing by the Company of $15,900,000 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety.

     The Company's construction loan on the third phase of construction for Product C was obtained from Comerica Bank in 2001. The loan permitted borrowing by the Company of $9,321,000 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety.

     The Company's construction loan on the build-out units in the third phase of construction for Product A was obtained from Comerica Bank in 2002. The loan permits borrowing by the Company of $7,520,000 on this project and bears interest at the bank's reference rate plus 1.0%. As of December 31, 2003, the loan had been paid in its entirety.

2. High Ridge Court (Thornton, Colorado)

     The High Ridge Court project, consists of 170 units of single-family detached housing. The project consists of two models ranging from 1,238 to 1,884 square feet with base sales prices before lot premiums or sales incentives of $209,900 to $231,600. As of December 31, 2003, the Company had 12 lots under development, 19 units under construction (7 were in escrow), and two models.

     The project is located approximately 3 miles west of I-25 in the city of Thornton.

     The Company has an acquisition loan with Curci on the entire 170 lots of the project. The loan permits borrowing by the Company of $4,250,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. As of December 31, 2003, $2,499,024 of the principal of this loan was outstanding.

     The Company's acquisition and development loan for the remaining three phases of the project was obtained in 1999 from First American Bank Texas. The loan permitted borrowing by the Company of $2,041,000 and bore interest at the prime rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety.

     The Company's revolving construction loan on the entire 170 lots of the project was obtained in 1998 from First American Bank Texas. The revolving loan permitted the Company to have a maximum outstanding balance of $5,000,000 for the construction of the High Ridge and Saddlerock projects. The loan bore interest at the prime rate plus 1.0%. During 2001, the Company paid the revolving construction loan in its entirety and obtained a construction loan on the third and fourth phase with Imperial Capital Bank. The loan permitted borrowing by the Company of $9,340,000 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2003, the loan had been paid in its entirety.

     The Company's construction loan on the fifth phase of construction was obtained from Imperial Capital in 2003. The loan permits borrowing by the Company of $8,500,000 on this project and bears interest at the bank's reference rate plus 1.25%. As of December 31, 2003, the outstanding principal of this loan was $32,204, and the Company had available $4,252,258. The Company believes these funds are adequate to complete the construction of the final phase of construction.

3. Saddlerock (Aurora, Colorado)

     The Saddlerock project consists of 94 units of single-family detached housing . The project consists of two models ranging from 1,899 to 2,900 square feet with base sales prices before lot premiums or sales incentives of $335,653 to $372,769. As of December 31, 2003, the Company had 18 units under construction with one in escrow. As of December 31, 2003, the two models were sold.

     The project is located adjacent to highway E470 approximately 7 miles east of I-25 in the city of Aurora.

     The Company has an acquisition/construction loan with Curci on the entire 94 lots of the project. The loan permits borrowing by the Company of $3,000,000 on this project and bears interest at 12%. The loan contains a profit sharing provision in the amount of 50% of "net proceeds" as defined in the agreement. During 2003, the loan amount to be borrowed under this loan was increased to pay of the projects construction loan for the first and second phase of the project. As of December 31, 2003, $4,444,419 of the principal of this loan was outstanding.

     The Company's acquisition and development loan on the entire 94 lots of the project was obtained in 1998 from First American Bank Texas. The loan permitted borrowing by the Company of $2,606,800 and bore interest at the prime rate plus 1.0%. As of December 31, 2000, the loan had been paid in its entirety.

     The Company's revolving construction loan on the entire 94 lots of the project was obtained in 1998 from First American Bank Texas. The revolving loan permitted the Company to have a maximum outstanding balance of $5,000,000 for the construction of the Saddlerock and High Ridge projects. The loan bore interest at the prime rate plus 1.0%. During 2000, the construction loan for the remaining units was refinanced and obtained with Comerica Bank. The loan permitted borrowing by the Company of $13,538,913 on this project and bears interest at the bank's reference rate plus 1.0%. During 2003, the loan was refinanced with Curci-Turner. The Company believes these funds are adequate to complete the construction of the final phase of construction.

     On May 6, 2004, the Company sold the Saddlerock project for a gross sales price of $1,390,000. There was no gain or loss on this transaction.

4. Rohnert Park, (Sonoma County, California)

     The Rohnert Park project consists of lots available to build 77 units of single-family attached housing. As of December 31, 2003, the Company had 77 lots under development.

         The project is located approximately 48 miles north of San Francisco along highway 101 in the Sonoma County area.

     The Company acquired the land through financing with CC Santa Rosa 77, LLC, on the entire 77 lots. The original notes balances of $2,210,000 and $390,000 bears interest at 10%. As of December 31, 2003, $2,210,000 and $390,000 of the principal of these loans were outstanding.

5. Mission Gorge (San Diego, San Diego County, California)

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

     On February 24, 2004, the Company purchased the remaining 50% interest from The John L. Curci Trust and The Janet Curci Living Trust No. II for a total purchase price of $3,600,000. On May 21, 2004, the Company sold the Mission Gorge property for a gross sales price of $6,849,679. As a result, the Company will record a gain on the sale of land of $431,703 in the second quarter of 2004.

6. Parcwest (Milpitas, California)

     The Parcwest project consists of a 68-unit affordable apartment project adjacent to the Parc Metropolitan project. The 68 units were completed in 2002 and substantially leased as of December 31, 2003. During the year, management approved a plan of action to sell the operating assets of the apartment building. As a result, the rental property has been classified as held for sale and depreciation has ceased as of the date the plan was approved. Operations of the apartment building are classified as discontinued operations in the consolidated statements of operations. The apartment project was sold on March 12, 2004 with a gross sales price of $9,000,000 (see Note 4 and 11).

     The project is located approximately 45 miles south of San Francisco along highway 880 in the Silicon Valley area.

     In 1999, the Company formed PWA Associates, LLC, a California limited liability company, ("PWA") with RGC Associates, LLC (RGC Associates). In December, 1999, land for the 68-unit apartment in the Parcwest project was acquired by PWA. The profits and losses of PWA were distributed between the members as follows: 50% to RGC Associates and 50% to the Company. In May of 2001, the Company acquired RGC's 50% partnership interest in PWA to attain 100% ownership as of December 31, 2003.

     The Company had an acquisition loan with the City of Milpitas. The loan permitted borrowing by the Company of $1,000,000 on this project and bore interest at 6.35%. As of December 31, 2003, the loan was paid in its entirety.

     The Company's construction loans were obtained from Comerica Bank in 2001. The loans permitted borrowing by the Company of $6,816,000 and $1,061,670 on this project and bore interest at the bank's reference rate plus 1.0% and 5.5%, respectively. During 2003, the construction loans were refinanced and obtained a permanent loan with UBS Warburg. As of December 31, 2003, $7,678,544 of the principal of this loan was outstanding.

ITEM 3.  Legal Proceedings

     There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject other than routine litigation incidental to the Company's business, none of which is considered by the Company to be material to its business or operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Company's security holders during the fourth quarter of 2003.

                                     PART II


ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

     Transactions in the Company's common stock, its only class of common equity security, are quoted on the OTC Bulletin Board under the symbol CLPO.

                          First      Second       Third       Fourth
                         Quarter     Quarter     Quarter     Quarter
                         -------     -------     -------     -------
2003 stock price
  range-
    High                $    .85     $   .73     $   .56     $   .65
    Low                      .73         .31         .35         .15

2002 stock price
  range-
    High                $   1.01     $  1.02     $   .95     $   .93
    Low                      .80         .60         .80         .75

As of June 24, 2004, there were 434 record holders of common stock.

Dividends:    There have been no cash dividends declared in the past two years, nor was there a stock dividend declared during 2003 or 2002. The dividend policy, whether cash or stock, is reviewed by the Board of Directors on an annual basis. During 2003, there were no restrictions, as a result of a loan or other agreement, limiting the Company's ability to issue a dividend.

ITEM 6.  Selected Financial Data

       The following data should be read in conjunction with the financial statements of the Company and the related notes thereto which are included elsewhere in this Form 10K and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is also included elsewhere in this Form 10K.

                FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2003
                ------------------------------------------------

                                        2003              2002            2001            2000            1999
SALES AND OPERATING REVENUE         $ 19,892,939     $ 91,641,620     $ 90,614,622    $ 64,238,615    $ 52,598,849

NET (LOSS) INCOME                    (15,144,157)      (7,890,557)       3,326,106       3,627,940        (752,582)

(LOSS) INCOME FROM CONTINUING
   OPERATIONS PER SHARE:
         BASIC                      $      (1.25)    $      (0.71)    $       0.32    $       0.35    $      (0.07)
         DILUTED                    $      (1.25)    $      (0.71)    $       0.32    $       0.35    $      (0.07)

(LOSS)  INCOME FROM DISCONTINUED
   OPERATIONS PER SHARE:
        BASIC                       $      (0.23)    $      (0.06)
        DILUTED                     $      (0.23)    $      (0.06)

AS OF DECEMBER 31:

TOTAL ASSETS                        $ 23,523,872     $ 46,074,946     $ 98,967,700    $108,609,523    $ 87,817,643

LONG TERM OBLIGATIONS               $  5,243,182     $  6,000,000     $  7,979,090    $  1,000,000    $ 17,201,168

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements.

     The Company began experiencing difficulties due to the downturn in the California real estate market during the second quarter of 1990, and through 1996 the Company continued to be impacted by the general economic downturn. In response to these conditions the Company began utilizing marketing programs which included price reductions and incentives to potential buyers. During 1997 however, the California real estate market began to experience a recovery. In general, the Company's products were well received. However, the number of units sold subject to construction ("backlog") has decreased due to having fewer completed homes available for sale at December 31, 2003, 2002 and 2000 of 8, 12 and 60 units, respectively compared to 87 and 128 units as of December 31, 1999 and 2000, respectively. As of December 31, 2003, the Company has entered into contracts to purchase three new development projects to start construction in 2004. Additionally, the Company's real estate sales increased from $90,614,622 in 2001 to $91,641,620 in 2002, and decreased to $19,892,939 in 2003. The increase in real estate sales in 2001 and 2002 is primarily attributable to an increase in units available for sale resulting from an increase in production of 249 and 248, respectively from previous years. The decrease in real estate sales between 2002 and 2003 is primarily attributable to a decrease in units available for sale resulting from a decrease in production of 37 in 2003.

      The Company had a loss of $823,053 from development operations before recognition of impairment of real estate in 2003 as compared to a loss of $757,490 in 2002. As a percentage of real estate sales, a loss from development operations before recognition of impairment of real estate decreased by 3.31 percentage points to (4.14)% in 2003 compared to (0.83)% in 2002. The Company had a loss from development operations before recognition of impairment of real estate in 2002 of $757,490 from income from development operations before recognition of impairment of real estate of $7,943,613 in 2001. As a percentage of real estate sales, a loss from development operations before recognition of impairment of real estate decreased by 9.6 percentage points to (0.83)% in 2002 compared to as a percentage of real estate, income from development operations before recognition of impairment of real estate to 8.77% in 2001. The significant decrease of income before recognition of impairment of real estate as a percentage of gross revenues from 2003 to 2001 results from a slower absorption rate, and increased production overhead costs. The increased sales price was not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs.

      The 2003 impairment loss on real estate development includes the recording of an impairment loss for two projects. The impairment loss on the Saddlerock project is primarily a result of the lack of demand of the product lines resulted in a slower absorption rate. The Company introduced three new product lines and converted certain upgrades as standards to increase the absorption rate. The project consisted of 94 homes with five product lines in Aurora, Colorado. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $4,614,756. As of December 31, 2003, the Company has no remaining units to construct, 18 units under construction, one of which has been sold. On May 6, 2004, the Company sold the Saddlerock project for a gross sales price of $1,390,000. There was no gain or loss on this transaction.

      The impairment loss on the High Ridge Court project is primarily a result of an absorption rate slower than anticipated. The decrease in absorption rate increased marketing, production and interest costs and as a result the Company recorded an impairment loss on real estate under development of $431,394. As of December 31, 2003, the Company has 33 remaining units to construct, 21 units under construction, seven of which have been sold.

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

     The Company developed and constructed a 68-unit affordable apartment, the Parc West Apartment Homes located in Milpitas, California, adjacent to the Parc Metropolitan project owned by RGCCLPO. Construction was completed in August 2002 and the 68 units were available for lease. As of December 31, 2003, the apartment project was substantially leased. The apartment project was sold on March 12, 2004 at a gross sales price of $9,000,000. In accordance with the SFAS 144 "Accounting for the Impairment or Disposal of Long-lived Assets," the net loss of assets held for sale is reflected in the consolidated statement of operations as discontinued operations for all periods presented. The loss from discontinued operations during the year ended December 31, 2003 includes an impairment loss of $2,268,948.

Results of operations

     The Company had a loss from continuing operations before income taxes of $6,269,560 in 2003, a loss from continuing operations before income taxes of $7,263,252 in 2002, and income from continuing operations before income taxes of $3,492,971 in 2001. The net loss suffered in 2003 and 2002 is primarily a result of loss from development operations and a reflection of the recognition of asset impairment of the High Ridge and Saddlerock projects in the amount of $5,046,150 and $4,471,693, respectively. The income in 2001 is primarily due to increase in profit from operations as the Company began selling homes in its Parkland Farms, Montserrat Estates and Parc Metropolitan projects.

     Real estate sales decreased to $19,892,939 in 2003 from $90,641,620 in 2002, down 78.1%. Real estate sales were $90,614,622 in 2001. In 2003, the
Company sold 54 homes, with an average sales price of $322,160 and 50 lots, with an average sales price of $49,925. In 2002, the Company sold 248 homes, with an average sales price of $369,523. In 2001, the Company sold 249 homes, with an average sales price of $363,914.

     The overall gross profit percentage before recognition of impairment loss of the Company was (4.1)%, (0.8)%, and 8.8% in 2003, 2002, and 2001,
respectively.

     General and administrative expenses were $1,711,586 in 2003 and $2,379,007 in 2002, down 28.1%. General and administrative expenses were $2,924,795 in 2001. The decrease in 2003 from 2002 and 2001 is the result of a decrease in payroll costs, and decreased accounting costs due to the efforts of management to function more effectively. The decrease is also attributed to the decrease of the number of projects currently in construction.

     The provision for income taxes of $6,535,343 in 2003 represents the increase in the deferred tax valuation allowance to fully offset the deferred tax asset. During 2002, the Company increased the deferred tax valuation allowance to offset current year's net income tax benefit of $3,152,732. The provision for income taxes of $171,742 in 2001 includes the decrease of the deferred income tax valuation to offset 2001 deferred income taxes of $1,187,934.

Liquidity and capital resources

     As of December 2003, the Company has construction loans outstanding to financial institutions, secured by the development projects' trust deeds, with rates ranging from prime plus 1.25% to 10% and maturing January 2005 through June 2005. As of December 31, 2003, the outstanding balances owing on these loans totaled $2,744,158. Additionally, the Company has an unsecured line of credit with a financial institution available to borrow up to $1,500,000 at prime and mature on August 1, 2004. As of December 31, 2003, $1,500,000 is outstanding. The Company also have notes payable to financial institutions to finance general liability policies for the Company's projects for $121,545. The notes are unsecured with interest rate at 6.25% and mature through May 31, 2004. The balance of these loans as of December 31, 2003 is $4,365,703.

     As of December 31, 2003, the Company had remaining construction loan commitments from banks and financial institutions of approximately $4,252,000, which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

Related-Party Notes:

     Curci-The Company has the following notes payable to Curci at December 31, 2003 and 2002. A principal of Curci is a stockholder of the Company. Under the terms of certain of the notes payable, Curci participates in "Net Proceeds" from certain projects, as defined in the loan agreement, which is comparable to net profit:

                                              December 31,       December 31,
       Project           Profit share            2003                2002
---------------------  -----------------   ------------------   ----------------
Secured loans:
  High Ridge Court              50%          $ 2,499,024         $ 2,366,102
  Saddlerock                    50%            4,444,419           2,413,597
                                             -----------         -----------
                                               6,943,443           4,779,699
Unsecured loans                                5,356,254(1)        5,000,000(1)
                                             -----------         -----------
                                             $12,299,697         $ 9,779,699
                                             ===========         ===========

     (1) During 2001, the Company obtained a $5,000,000 unsecured working capital loan from Curci which bear interest at 15% and matures on July 16, 2004. Interest is payable monthly. Unpaid interest of $356,254 has been added to the note principal.

     Other Related Parties-During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due to an officer of the Company and a related party of $581,542 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of both December 31, 2003 and 2002, the outstanding principal due an officer of the Company and a related party on these notes was $581,542 and $462,330, respectively.

     Included in notes payable to related parties is a note payable to Mission Gorge, LLC which bear interest at 12%. Outstanding balances as of December 31, 2003 and 2002 was $2,000,000.

     Included in notes payable to related parties are notes payable to an officer which bear interest at 12%. Outstanding balances as of December 31, 2003 and 2002 were $499,062 and $424,063, respectively.

     The Company has other loans from related parties, which provide for interest at 10% per annum. As of December 31, 2003 and 2002 these loans totaled $640,000 and $740,000, respectively.

     Included in accounts payable as of December 31, 2003 and 2002 is interest payable on the notes discussed above of $503,798 and $259,913, respectively.

     As of December 31, 2003, the Company had three remaining projects in various stages of construction and development. During 2003, the Company had four projects producing revenues from completed homes and apartments: Parc Metropolitan, High Ridge Court, Saddlerock and Parcwest Apartments. As of December 31, 2003, Parc Metropolitan was completed and all homes were sold. The Company enters 2004 with 39 homes under construction, of which 8 are in escrow for sale, and 2 model units. The Company has an inventory of 89 lots under development. In addition, the Company has a 68 unit apartment building that is substantially leased as of December 31, 2003, and is being held for sale.

     Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its construction projects in 2004 through funds generated from operations, funds available under its existing bank commitments, funds generated from new lending institutions, and, if necessary, funds that could be obtained by using its internally financed real estate development in process as collateral for additional loans.

     Management's plan, with respect to managing cash flow includes the following components: pay off debt that is coming due in 2004, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 2004, management expects to extend the maturity dates of various loans and pay the remaining loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations, including borrowings from existing loan commitments, will be adequate to allow the Company to continue operations throughout 2004.

Contractual Obligations

Our significant contractual obligations as of December 31, 2003 follows:

                                                                   Payments Due by Period
-------------------------------------    --------------------------------------------------------------------------
                                             2004         2005-2006      2007-2008     After 2008         Total
Debt related to assets held for sale                                                   $ 7,678,544     $ 7,678,544
Debt                                     $15,605,152     $ 5,243,182                                    20,848,334
Operating leases                             205,854         276,684                                       482,538
                                         --------------------------------------------------------------------------
Total contractual obligations            $15,811,006     $ 5,519,866                   $ 7,678,544     $29,009,416
                                         ==========================================================================

At December 31, 2003 we had scheduled maturities on existing debt of $15,605,152 through December 31, 2004. Our ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on our future performance, which to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. We believe our borrowing availability under existing credit facilities, our operating cash flow, and our ability to obtain new borrowings and/or raise new capital, should provide the funds necessary to meet our working capital requirements, debt service and maturities and short- and long-term needs based upon currently anticipated levels of growth. However, limitations on access to financing constrain our ability to take advantage of opportunities that might lead to more significant growth.

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

Recent Accounting Pronouncements

 On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. The provisions of FIN 46R are effective for the first reporting period ending after December 15, 2003 for entities considered to be special-purpose entities. The provisions for all other entities subject to FIN 46R are effective for financial statements of the first reporting period ending after March 15, 2004. On February 1, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company's results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management does not expect that the adoption of this standard will have a material effect on the Company's results of operations or financial condition.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The table below represents the contractual balances of our financial instruments at the expected maturity dates as well as their fair value at December 31, 2003. The expected maturity categories take into consideration actual amortization of principal and does not take into consideration reinvestment of cash. The weighted average interest rate for various liabilities presented are actual as of December 31, 2003.

                                                          Principal maturing in:                                        Fair value
                                 -------------------------------------------------------------------------             December 31,
                                     2004          2005         2006      2007     2008      Thereafter    Total          2003
                                 ---------------------------------------------------------------------------------------------------
Interest rate sensitive liabilities
Variable rate borrowings         $ 1,500,000    $  144,158                                               $ 1,644,158    $ 1,644,158
   Average interest rate               4.00%         5.25%                                                     4.11%
Fixed rate borrowings             14,105,152     5,099,024                                   7,678,544    26,882,720     26,882,720
   Average interest rate              12.85%         8.56%                                       6.08%        10.10%
                                 ---------------------------------------------------------------------------------------------------
                                 $15,605,152    $5,243,182                                  $7,678,544   $28,526,878    $28,526,878
                                 ===================================================================================================
Weighted average interest rate        12.00%         8.47%                                       6.08%         9.76%
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

                                                             Principal maturing in:                                     Fair value
                                 -------------------------------------------------------------------------             December 31,
                                    2003        2004         2005        2006        2007     Thereafter     Total        2002
                                 ---------------------------------------------------------------------------------------------------
Interest rate sensitive liabilities
Variable rate borrowings         $18,615,597     $      --                                  $       --   $18,615,597    $18,615,597
   Average interest rate               6.48%                                                                   6.48%
Fixed rate borrowings              9,098,223     5,000,000                                   1,000,000    15,098,223     14,287,932
   Average interest rate              11.54%        15.00%                                       6.35%        12.34%
                                 ---------------------------------------------------------------------------------------------------
                                 $27,713,820    $5,000,000                                  $1,000,000   $33,713,820    $32,903,529
                                 ===================================================================================================
Weighted average interest rate         8.14%        15.00%                                       6.35%         9.10%
                                 ===================================================================================================

Effects of inflation

     Real estate has long been considered a hedge against inflation, and inflation has often contributed to dramatic growth in property values. During normal markets, the Company has been able to pass increased costs of materials and labor to its buyers by increasing its sales prices. However, growth in property values slowed or reversed during 1996, 1997 then again in 2002 and 2003 in California, thus preventing the Company from increasing sales prices to cover increased costs. In 1998, 1999, 2000, and 2001 due to the strength and stability of the economy, the real estate market has experienced increases in sales price and the number of home buyers.

ITEM 8. Financial Statements and Supplementary Data

Page No.    Financial Statements:
--------    ---------------------

   25       Report of Independent Registered Public Accounting Firm

   26       Consolidated Balance Sheets as of December 31, 2003 and 2002

   27 Consolidated Statements of Operations For Each of the Three Years Ended December 31, 2003

   29 Consolidated Statements of Stockholders' Equity For Each of the Three Years Ended December 31, 2003

   30 Consolidated Statements of Cash Flows For Each of the Three Years Ended December 31, 2003

   32       Notes to Consolidated Financial Statements

            FINANCIAL STATEMENT SCHEDULE:
            -----------------------------

   48       II - Valuation and Qualifying Accounts --Three Years Ended December
            31, 2003

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

                                     PART IV

Item 14. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, except during the period from August 2003 - June 2004 where the accounting department was short of the required personnel needed to file its required reports timely. The Company is in the process of taking corrective measures to ensure timely filing of its required reports under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

     31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

     32.1  Section 1350 Certification of Chief Executive Officer

     32.2  Section 1350 Certification of Chief Financial Officer

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

     A Current Report on Form 8-K dated March 19, 2004 was filed with the Securities and Exchange Commission (the "Commission") and included under item 7(a) its unaudited consolidated financial statements for the quarter ended September 30, 2003, and under item 7(c) a press release announcing Calprop Corporations' third quarter results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALPROP CORPORATION
------------------------------
(Registrant)


/s/ Victor Zaccaglin                                           June 29, 2004
------------------------------                            ----------------------
Victor Zaccaglin,                                                  Date
Chairman of the Board
  and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mark F. Spiro                                              June 29, 2004
------------------------------                            ----------------------
Mark F. Spiro                                                     Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)


/s/ Mark T. Duvall                                             June 29, 2004
------------------------------                            ----------------------
Mark T. Duvall                                                    Date
Director


/s/ Victor Zaccaglin                                           June 29 2004
------------------------------                            ----------------------
Victor Zaccaglin                                                  Date
Chairman of the Board
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Calprop Corporation:

     We have audited the accompanying consolidated balance sheets of Calprop Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calprop Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
June 29, 2004

                               CALPROP CORPORATION
                           CONSOLIDATED BALANCE SHEETS

Assets                                                                                       December 31,
                                                                                    ------------------------------
                                                                                        2003              2002
                                                                                    ------------------------------
Investment in Real Estate (Notes 3 and 4):
Real estate under development                                                       $ 13,175,441      $ 24,166,829
Assets held for sale                                                                   8,864,917        11,214,659
                                                                                    ------------------------------
     Total investment in real estate                                                  22,040,358        35,381,488

OTHER ASSETS:
    Cash and cash equivalents                                                            190,770         3,444,541
    Deferred tax asset (Note 7)                                                                          6,535,343
    Other assets (Note 5)                                                              1,292,744           713,574
                                                                                    ------------------------------
          Total other assets                                                           1,483,514        10,693,458
                                                                                    ------------------------------
     Total assets                                                                   $ 23,523,872      $ 46,074,946
                                                                                    ==============================
Liabilities and Stockholders' Equity
LIABILITIES:
TRUST DEEDS AND NOTES PAYABLE (Note 6)                                              $  4,365,703      $ 11,784,923
RELATED-PARTY NOTES (Note 6)                                                          16,482,631        13,987,634
                                                                                    ------------------------------
     Total trust deeds, notes payable and related-party notes                         20,848,334        25,772,557
LIABILITIES RELATED TO ASSETS HELD FOR SALE (Note 4)                                   7,720,608         8,291,256
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Note 6)                                      2,521,487         2,374,863
DEPOSIT (Note 3)                                                                                         2,000,000
WARRANTY RESERVES                                                                        686,376           757,550
                                                                                    ------------------------------
     Total liabilities                                                                31,776,805        39,196,226
                                                                                    ------------------------------

MINORITY INTERESTS (Note 1)
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' (DEFICIT) EQUITY (Note 9):
     Common stock, no par value; $1 stated value, 20,000,000 shares authorized;
         authorized, 10,239,105 and 10,235,305 shares issued and
         outstanding at December 31, 2003 and 2002, respectively                      10,239,105        10,235,305
     Additional paid-in capital                                                       25,850,776        25,849,446
     Deferred Compensation (Note 8)                                                                        (28,600)
     Stock Purchase Loans (Note 8)                                                      (549,084)         (527,858)
     Accumulated deficit                                                             (43,793,730)      (28,649,573)
                                                                                    ------------------------------
          Total (deficit) equity                                                      (8,252,933)        6,878,720
                                                                                    ------------------------------
                                                                                    $ 23,523,872      $ 46,074,946
                                                                                    ==============================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended December 31,
                                                                        ------------------------------------------------
                                                                            2003              2002              2001
                                                                        ------------------------------------------------
DEVELOPMENT OPERATIONS (Note 3):
     Real estate sales                                                  $ 19,892,939      $ 91,641,620      $ 90,614,622
     Cost of real estate sales (Note 6)                                   20,715,992        92,399,110        82,671,009
                                                                        ------------------------------------------------
     (Loss) income from development operations before
          recognition of impairment of real estate                          (823,053)         (757,490)        7,943,613

     Recognition of impairment of real estate development (Note 3)        (5,046,150)       (4,471,693)       (2,018,088)
                                                                        ------------------------------------------------
        (Loss) income from development operations                         (5,869,203)       (5,229,183)        5,925,525

Income (loss) from investment in real estate venture (Note 3)                                  109,253          (118,764)

Other income:
    Gain on sale of investment in real estate venture (Note 3)             2,000,000
    Interest and miscellaneous                                               620,406           433,760           181,958
    Management fee (Note 3)                                                                    222,957           542,818
                                                                        ------------------------------------------------
       Total other income                                                  2,620,406           656,717           724,776

Other expenses:
    General and administrative (Note 5 and 10)                             1,711,586         2,379,007         2,924,795
    Interest expense (Note 6)                                              1,309,177           420,797           115,096
                                                                        ------------------------------------------------
       Total other expenses                                                3,020,763         2,799,804         3,039,891

Minority interests                                                                                 235            (1,325)
                                                                        ------------------------------------------------
(Loss) income from continuing operations before provision for
income taxes                                                              (6,269,560)       (7,263,252)        3,492,971
Provision for income taxes (Note 7)                                        6,535,343                             171,742
                                                                        ------------------------------------------------
(Loss) income from continuing operations                                 (12,804,903)       (7,263,252)        3,321,229
Discontinued operations (Note 11 ):
(Loss) income from discontinued operations (including impairment
of $2,268,948 for the year ended December 31, 2003)                       (2,339,254)         (627,305)            4,877
                                                                        ------------------------------------------------
(Loss) income from discontinued operations                                (2,339,254)         (627,305)            4,877
                                                                        ------------------------------------------------
NET (LOSS) INCOME                                                       $(15,144,157)     $  7,890,557      $  3,326,106
                                                                        ================================================



(Loss) income from continuing operations per common share- basic        ($      1.25)     ($      0.71)     $       0.32
                                                                        ============      ============      ============

(Loss) income from continuing operations per common share - diluted     ($      1.25)     ($      0.71)     $       0.32
                                                                        ============      ============      ============

(Loss) income from discontinued operations per common share - basic     ($      0.23)     ($      0.06)
                                                                        ============      ============

(Loss) income from discontinued operations per common share - diluted   ($      0.23)     ($      0.06)
                                                                        ============      ============

Net (loss) income per common share - basic                              ($      1.48)     ($      0.77)     $       0.32
                                                                        ============      ============      ============

Net (loss) income per common share - diluted                            ($      1.48)     ($      0.77)     $       0.32
                                                                        ============      ============      ============

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

                                Common        Stock        Additional       Deferred        Stock                          Total
                             -----------------------        Paid-In           Comp-        Purchase      Accumulated   Stockholders'
                                 Shares        Amount        Capital         ensation       Loans          Deficit        Equity
                              ------------------------------------------------------------------------------------------------------
BALANCE,
January 1, 2001               10,290,535   $ 10,290,535   $ 25,849,961   $   (105,525)  $   (519,733)   $(24,085,122)  $ 11,430,116

  Net income                                                                                               3,326,106      3,326,106

  Cancellation of shares
    under 1989 stock
    incentive plan (Note 8)       (2,300)        (2,300)                        2,300

  Purchase of Company's          (34,230)       (34,230)        (3,975)                                                     (38,205)
    common stock

  Accrual of interest
    under stock purchase
    loans (Note 8)                                                                           (22,626)                       (22,626)

Repayment of stock
  purchase loan (Note 8)                                                                       5,180                          5,180

  Amortization of deferred
    compensation (Note 8)                                                      52,225                                        52,225
                              -----------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2001             10,254,005     10,254,005     25,845,986        (51,000)      (537,179)    (20,759,016)    14,752,796

  Net loss                                                                                                (7,890,557)    (7,890,557)
  Cancellation of shares
  under 1989 stock incentive
  plan (Note 8)                   (1,400)        (1,400)                        1,400

  Purchase of Company's
    common stock                 (17,300)       (17,300)         3,460                                                      (13,840)

  Accrual of interest
    under stock purchase
    loans (Note 8)                                                                           (15,812)                       (15,812)

  Repayment of stock
    purchase loan (Note 8)                                                                    25,133                         25,133

  Amortization of deferred
    compensation (Note 8)                                                      21,000                                        21,000
                              -----------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2002             10,235,305     10,235,305     25,849,446        (28,600)      (527,858)    (28,649,573)     6,878,720

  Net loss                                                                                               (15,144,157)   (15,144,157)

  Common stock                     3,800          3,800          1,330                                                        5,130

  Accrual of interest
    under stock purchase
    loans (Note 8)                                                                           (21,226)                       (21,226)

Amortization of deferred
    compensation (Note 8)                                                      28,600                                        28,600
                              -----------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2003             10,239,105   $ 10,239,105   $ 25,850,776   $       --     $   (549,084)   $(43,793,730)  $ (8,252,933)
                              =====================================================================================================

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                    ------------------------------------------------
                                                                        2003              2002              2001
                                                                    ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                                              $(15,144,157)     $ (7,890,557)     $  3,326,106
     Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
          Gain on sale of joint venture interest                      (2,000,000)
          Minority interests                                                                   235            (1,325)
          (Income) loss from investment in real estate  venture                           (109,253)          118,764
          Amortization of deferred compensation                           28,600            21,000            52,225
          Depreciation and amortization                                  183,739           165,287            45,807
          Recognition of impairment of real estate
            development Recognition of impairment of
            asset held for sale                                        5,046,150         4,471,693         2,018,088
          Recognition of impairment of rental property                 2,268,948
          Loss on sale of property and equipment                           1,312
          Provision for warranty reserves                                 54,000           252,105           332,899
     Change in assets and liabilities
          Other assets                                                  (672,607)           18,116            49,277
          Receivable from affiliates                                                       788,752          (788,752)
          Deferred tax assets                                          6,535,343
          Accounts payable and accrued liabilities                      (161,305)       (2,609,594)       (3,982,231)
          Deposit                                                                        2,000,000
          Warranty reserves                                             (125,174)         (164,670)         (209,768)
          Payable to affiliates                                                                             (272,011)
          Additions to real estate under development                 (14,770,754)      (43,444,123)      (74,779,330)
          Cost of real estate sales                                   20,715,992        92,399,110        82,671,009
          Accrued interest for executive stock purchase loans            (21,226)          (15,812)          (22,626)
                                                                    ------------------------------------------------
               Net cash provided by operating activities               1,938,861        45,882,289         8,558,132
                                                                    ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Investment in rental property                                   (5,680)
          Proceeds from sale of property and equipment                     1,000
          Capital expenditures                                            (6,140)          (31,993)           (6,554)
                                                                    ------------------------------------------------
               Net cash used in investing activities                     (10,820)          (31,993)           (6,554)

CASH FLOWS FROM FINANCING ACTIVITIES
          Borrowings under related-party notes                         2,618,274         1,663,977        12,280,542
          Payments under related-party notes                            (123,277)      (13,895,903)       (6,763,225)
          Borrowings under trust deeds and notes payable              18,909,061        32,681,856        67,603,361
          Payments under trust deeds and notes payable               (26,591,000)      (64,946,449)      (81,954,070)
          Common stock                                                     5,130           (13,840)          (38,205)
          Repayment of stock purchase loans                                                 25,133             5,180
                                                                    ------------------------------------------------
               Net cash used in financing activities                  (5,181,812)      (44,485,226)       (8,866,417)
                                                                    ------------------------------------------------
          Net (decrease) increase in cash and cash equivalents        (3,253,771)        1,365,070          (314,839)
          Cash and cash equivalents at beginning of the year           3,444,541         2,079,471         2,394,310
                                                                    ------------------------------------------------
          Cash and cash equivalents at end of the year              $    190,770      $  3,444,541      $  2,079,471
                                                                    ================================================

                 See notes to consolidated financial statements

                                    Continued

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                    ------------------------------------------------
                                                                        2003              2002              2001
                                                                    ------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid (refunded) during the year for:
          Interest (net of amount capitalized)                        $1,424,483          $699,849          $115,096
          Income taxes                                                  $(55,998)         $(44,331)         $229,315


NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Transfer of real estate under development to rental
       property                                                                        $11,304,761

                                    Concluded

                 See notes to consolidated financial statements

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(1)      Organization

         Nature of operations - Calprop Corporation ("the Company"), a California Corporation, primarily constructs and sells single-family detached and attached homes and townhomes as part of condominiums or planned unit developments in California and Colorado. As of December 31, 2003, the Company had three residential housing projects in various stages of construction and development, consisting of 39 homes under construction (including 8 homes in escrow and 2 model homes), and 89 lots under development. The Company's products range from homes for first-time buyers to custom homes. In addition to the construction and sale of single-family and multifamily housing, the Company is engaged in the development of apartments and townhomes available for lease. As of December 31, 2003, the Company has a 68-unit apartment building that is substantially leased. During the year, management approved a plan of action to sell the operating assets of the apartment building. As a result, the rental property has been classified as held for sale and depreciation has ceased as of the date the plan was approved. Operations of the apartment building are classified as discontinued operations in the consolidated statements of operations. The apartment project was sold on March 12, 2004 at a gross sales price of $9,000,000 (see Note 4 and 11).

         Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its construction projects in 2004 through funds generated from operations, funds available under its existing bank commitments, funds generated from new lending institutions, and, if necessary, funds that could be obtained by using its internally financed real estate development in process as collateral for additional loans.

         Management's plan, with respect to managing cash flow includes the following components: pay off debt that is coming due in 2004, minimize operating expenses, and maintain control over costs. With regard to the debt coming due in 2004, management expects to extend the maturity dates of various loans and pay the remaining loans off through cashflow from operations, prior to their maturity date. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations, including borrowings from existing loan commitments, will be adequate to allow the Company to continue operations throughout 2004.

         Basis of presentation - The accompanying financial statements include the accounts of Calprop Corporation and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

                  The Company has consolidated the financial statements of the following entities:

---------------------------------------------------------------------------------------------------------------
                   Entity                   Ownership interest at                       Development
                                               December 31, 2003
---------------------------------------------------------------------------------------------------------------
Colorado Pacific Homes, Inc. ("CPH")               100%               High  Ridge Court and Saddlerock projects,
                                                                      Colorado

DMM Development, LLC ("DMM")                        67%               Cierra del Lago and Antares projects,
                                                                      California (Completed projects)

Rohnert Park Development Co., LLC                  100%               77 lots in Rohnert, California
("Rohnert")

Parkland Farms Development Co., LLC                 99%               115 lots in Healdsburg, California
("Parkland")                                                          (Completed project)

RGCCLPO Development Co., LLC ("RGCCLPO")           100%               382 lots in Milpitas, California

PWA Associates, LLC ("PWA")                        100%               68-unit apartment building in Milpitas,
                                                                      California
---------------------------------------------------------------------------------------------------------------

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

         Rohnert: The Company is entitled to receive all of the profits of Rohnert.

         Parkland: Pursuant to the operating agreement of Parkland, Calprop is entitled to receive ninety-nine percent of the profits of Parkland, and the other member, an officer of the Company, is entitled to receive the remaining one percent of the profits.

         RGCCLPO: The Company is entitled to receive all of the profits of RGCCLPO. As of December 31, 2003, all units have been sold.

         PWA: Pursuant to the operating agreement of PWA, Calprop was entitled to receive fifty percent of the profits of PWA, and the other member, RGC, was entitled to receive the remaining fifty-percent of the profits. During May 2001, Calprop purchased all of RGC's ownership interest in PWA.

         During the year ended December 31, 2003, the loss of $2,271 incurred by the entities related to the minority interest was not allocated to the minority interest because the minority interest had a deficit interest in the Company. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity. The unrecognized minority interest in deficit of the Company as of December 31, 2003 and 2002 was $70,630 and $68,359, respectively. As a result, the Company has recorded minority interest of $0 as of December 31, 2003 and 2002.

(2)      Summary of Significant Accounting Policies

         Revenue and cost recognition - Revenue from real estate sales and related costs are recognized at the close of escrow, when title passes to the buyer. Cost of real estate sales is based upon the relative sales value of units sold to the estimated total sales value of the respective projects.

         The Company reviews the carrying value of its real estate developments for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. During 2003 and 2002, the Company recorded

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

         an impairment loss of $5,046,150 and $4,471,693, respectively (Note 3) related to its home-building activities. In addition, the Company recorded an impairment loss of $2,268,948 during 2003 related to the apartment building held for sale (Note 4).

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

         Recent accounting pronouncements - On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

         Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that
         (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

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

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or
         (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. The provisions of FIN 46R are effective for the first reporting period ending after December 15, 2003 for entities considered to be special-purpose entities. The provisions for all other entities subject to FIN 46R are effective for financial statements of the first reporting period ending after March 15, 2004. On February 1, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company's results of operations or financial condition.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition.

         (3) Real Estate Under Development

         Real estate under development at December 31, 2003 and 2002 is summarized as follows:

                                                           2003                              2002
                                             -----------------------------------------------------------------
                                                 Amount        Units/Lots           Amount         Units/Lots
                                             -----------------------------------------------------------------
Single-family residences                     $  7,389,708              39         $ 12,750,091              48
Townhomes                                      (1,082,607)                           4,335,593              16
                                             -----------------------------------------------------------------
Total residences                                6,307,101              39           17,085,684              64
Land under development                          4,237,525              89            4,474,884              91
                                             -----------------------------------------------------------------
Total real estate under development before
     investment in joint ventures              10,544,626             128           21,560,568             155
Investment in joint ventures                    2,630,815                            2,606,261
                                             -----------------------------------------------------------------
Total real estate under development          $ 13,175,441             128         $ 24,166,829             155
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

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

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

         During 2003, 2002 and 2001, the Company recorded income (loss) from investment in real estate venture of $0, $109,253 and $(118,764).

         Development operations in 2003, 2002 and 2001 are summarized as follows:

                                                 2003                        2002                       2001
                                             -------------------------------------------------------------------------------
REAL ESTATE SALES:                                 Amount       Units          Amount       Units          Amount      Units
                                             -------------------------------------------------------------------------------
     Single-family residences                $  9,739,000          38    $ 32,160,152         100    $ 34,578,692        109
     Townhomes                                  7,657,678          16      59,481,468         148      56,035,930        140
     Lots                                       2,496,261          50
                                             -------------------------------------------------------------------------------
          Total Sales                          19,892,939         104      91,641,620         248      90,614,622        249

COST OF REAL ESTATE SALES:
     Single-family residences                  10,698,724                  31,977,269                  32,548,574
     Townhomes                                  7,609,716                  60,169,736                  49,773,731
     Lots                                       2,296,560
     Warranty                                     110,992                     252,105                     348,704
                                             ------------                ------------                ------------
          Total Cost of Sales                  20,715,992                  92,399,110                  82,671,009
 Recognition of impairment of real estate
    development                                (5,046,150)                 (4,471,693)                 (2,018,088)
                                             ------------                ------------                ------------
(Loss) income from development operations    $ (5,869,203)               $ (5,229,183)               $  5,925,525
                                             ============                ============                ============

         The 2003 impairment loss on real estate development includes the recording of an impairment loss for two projects. The impairment loss on the Saddlerock project is primarily a result of the lack of demand of the product lines resulted in a slower absorption rate. The Company introduced three new product lines and converted certain upgrades as standards to increase the absorption rate. The project consisted of 94 homes with five product lines in Aurora, Colorado. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $4,614,756. As of December 31, 2003, the Company has no remaining units to construct, 18 units under construction, one of which have been sold. The impairment loss on the High Ridge Court project is primarily a result of an absorption rate slower than anticipated. The decrease in absorption rate increased marketing, production and interest costs and as a result the Company recorded an impairment loss on real estate under development of $431,394. As of

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

         December 31, 2003, the Company has 33 remaining units to construct, 21 units under construction, seven of which have been sold.

         The 2002 impairment loss on real estate development includes the recording of an impairment loss for three projects. The impairment loss on the Saddlerock project is primarily a result of the lack of demand of the product lines resulted in a slower absorption rate. The Company introduced three new product lines and converted certain upgrades as standards to increase the absorption rate. The project consisted of 94 homes with five product lines in Aurora, Colorado. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs and as a result the Company recorded an impairment loss on real estate under development of $1,503,792. As of December 31, 2002, the Company has 55 remaining units to construct, 20 units under construction, three of which are in escrow for sale. The impairment loss on the High Ridge Court project is primarily a result of an absorption rate slower than anticipated. The decrease in absorption rate increased marketing, production and interest costs and as a result the Company recorded an impairment loss on real estate under development of $1,407,520. As of December 31, 2002, the Company has 36 remaining units to construct, 28 units under construction, two of which are in escrow for sale. The impairment loss on the Parc Metropolitan project resulted from actual sales prices for certain units were lower than anticipated. In addition, the lack of demand for upgrades and options in the project also impacted the sales revenue and as a result the Company recorded an impairment loss on real estate under development of $1,560,381. As of December 31, 2002, the Company has 16 units under construction, 7 of which are in escrow for sale.

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

(4)      Assets and Related Liabilities Held for Sale

         During the year ended December 31, 2003, management approved a plan of action to sell the operating assets of PWA. As a result, the rental property has been classified as held for sale and depreciation has ceased as of the date the plan was approved. Operations of PWA are classified as discontinued operations in the consolidated statements of operations. The apartment project was sold on March 12, 2004 at a gross sales price of $9,000,000 (see Note 11).

         Assets held for sale at December 31 is summarized as follows:

                                                         2003             2002
              Land                                $ 1,500,000      $ 1,500,000
              Building and improvements, net        7,364,917        9,714,659
                                                  ----------------------------
              Assets held for sale, net             8,864,917      $11,214,659
                                                  ============================

         Depreciation expense for building and improvements for the year ended December 31, 2003 and 2002 was $146,250 and $121,875, respectively.

         Liabilities related to assets held for sale at December 31 is summarized as follows:

                                                                     2003            2002
              Trust deed and note payable                      $7,678,544      $7,941,263
              Accounts payable and accrued liabilities             42,064         349,993
                                                               --------------------------
              Liabilities related to assets held for sale       7,720,608      $8,291,256
                                                               ==========================

         Trust deed and note payable secured by the apartment project bear interest at 6.08% and mature on September 11, 2010.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(5)      Other Assets

         Other assets at December 31, 2003 and 2002 are as follows:

                                          Interest Rate          Outstanding Balance
                                          -------------    -----------------------------
                                                                  2003              2002
                                                           -----------------------------
Trust deeds receivable                          11.75%     $    49,975       $    52,370
Less reserve                                                   (30,000)          (30,000)
                                                           -----------------------------
Net trust deeds receivable                                      19,975            22,370
Deposits in escrow                                             501,010           151,000
Office equipment and other, net of
accumulated depreciation of $362,580 and
$334,974 as of December 31, 2003 and 2002,
respectively                                                   751,255           502,967
Prepaid expenses                                                20,504            37,237
                                                           -----------------------------
Other assets                                               $ 1,292,744       $   713,574
                                                           =============================

         Depreciation expense included in general and administrative expenses for the year ended December 31, 2003, 2002 and 2001 were $32,725, $43,412 and $45,277, respectively.

(6)      Trust Deeds, Notes Payable and Related-Party Notes

         Trust deeds, notes payable and related party notes as of December 31, 2003 and 2002 are as follows:

                                                                                          2003               2002
                                                                                      --------------------------------
Trust Deeds and Notes Payable:
Notes payable to financial institutions, secured by development projects' trust deeds - variable and fixed interest rates ranging from prime plus 1.25% to 10%, interest payable monthly (prime rate equals 4.0% and 4.25% at
December 31, 2003 and 2002, respectively); maturing January 2005 through
June 2005                                                                             $ 2,744,158          $10,174,334
Line of credit to financial institution, unsecured - variable interest rate at prime, interest payable monthly (prime rate equals 4.0% and 4.25% at
December 31, 2003 and 2002, respectively); maturing  August 2004                        1,500,000            1,500,000

Notes payable to financial institutions, unsecured - interest rate at
6.25%, interest payable monthly; maturing May 2004                                        121,545              110,589
                                                                                      --------------------------------
Total trust deeds and notes payable                                                     4,365,703           11,784,923
                                                                                      --------------------------------
Related-Party Notes:
Notes payable to related parties, secured by development projects' trust deeds -
interest rate of 12%, interest payable monthly; maturing on demand
through January 2005                                                                  $ 6,943,443          $ 4,779,699

Notes payable to related parties, unsecured - interest rates of 10% to 15%,
interest payable monthly; maturing on demand through July 2004                          9,539,188            9,207,935

                                                                                      --------------------------------
Total related party notes                                                              16,482,631           13,987,634

                                                                                      --------------------------------
Total trust deeds, notes payable and related-party notes                              $20,848,334          $25,772,557
                                                                                      ================================

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

         As of December 31, 2003, the Company had remaining loan commitments from banks and financial institutions of approximately $4,252,258 which may be drawn down by the Company upon the satisfaction of certain conditions. The Company continues to seek joint venture partners and additional financing to fund its operations.

         During 2003, 2002 and 2001, the Company paid interest of $592,028, $2,323,387 and $10,680,033, respectively, on trust deeds and notes payable. The Company capitalized interest of approximately $136,456, $2,047,647 and $10,680,033 during 2003, 2002 and 2001, respectively.

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

         Related-Party Notes

         Curci - The Company has the following notes payable to Curci at December 31, 2003 and 2002. A principal of Curci is a stockholder of the Company. Under the terms of certain of the notes payable, Curci receives interest and participates in "Net Proceeds" from certain projects, as defined in the loan agreement, which is comparable to net profit:

                                                       December 31,      December 31,
                Project           Profit share             2003              2002
         ----------------------  ----------------  ------------------  ------------------
         Secured loans:
           High Ridge Court            50%                $2,499,024          $2,366,102
           Saddlerock                  50%                 4,444,419           2,413,597
                                                   ------------------  ------------------
                                                           6,943,443           4,779,699
         Unsecured loans                                   5,356,254(1)        5,000,000(1)
                                                   ------------------  ------------------
                                                         $12,299,697          $9,779,699
                                                   ==================  ==================

         (1) During 2001, the Company obtained a $5,000,000 unsecured working capital loan from Curci which bear interest at 15% and matures on July 16, 2004. Interest is payable monthly. Unpaid interest of $356,254 has been added to the note principal.

         During the years ended December 31, 2003, 2002, and 2001, net participation proceeds expensed to cost of real estate sales in the accompanying consolidated statements of operations were $0, $24,385, and $675,198, respectively. Accrued participation proceeds included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2003 and 2002 was $0.

         Other Related Parties

         During 1996, the Company converted its Preferred Stock to Common Stock and the accrued Preferred Stock dividend due to an officer of the Company and a related party of $581,542 and $472,545, respectively, was exchanged for notes with interest payable at 10%. As of both December 31, 2003 and 2002, the outstanding principal due on the officer and related party loans was $581,542 and $462,330, respectively. The notes mature on December 31, 2004.

         Included in notes payable to related parties is a note payable to Mission Gorge, LLC which bears interest at 12%. The outstanding balance as of December 31, 2003 and 2002 was $2,000,000 and 2,000,000,
         respectively. The note matures on December 31, 2004.

         Included in notes payable to related parties are notes payable to an officer which bear interest at 12%. Outstanding balances as of December 31, 2003 and 2002 were $499,062 and $424,063, respectively. The notes mature on December 31, 2004.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

         As of December 31, 2003, the Company had other loans, which bear for interest at 10%. $40,000 is due on demand and the remaining notes mature through December 31, 2004. As of December 31, 2003 and 2002, these loans totaled $640,000 and $740,000, respectively. Aggregate future principal payments due on trust deeds payable, notes payable and related party notes are as follows:

                           Year Ended
                           December 31,
                           --------------------------
                            2004          $15,605,152
                            2005            5,243,182
                            2006
                            2007
                            2008
                            Thereafter
                           --------------------------
                           Total          $20,848,334
                           ==========================

         During 2003, 2002 and 2001, the Company paid interest of $1,589,309, $2,918,200 and $5,300,889, respectively, on loans from related parties. The Company capitalized interest of approximately $620,398, $2,494,091 and $5,185,793 during 2003, 2002 and 2001, respectively.

(7)      Income Taxes

         The provision (benefit) for income taxes consists of the following:

                                                                       Year Ended December 31,
                                                           ---------------------------------------------
                                                               2003             2002             2001
                                                           ---------------------------------------------
 Current income tax (benefit) expense                      $(2,429,776)     $(3,152,732)     $   171,742
 Net deferred income tax expense (benefit)                   2,429,776        3,152,732
 Increase in valuation allowance to write-off deferred
 tax  assets                                                 6,535,343
                                                           ---------------------------------------------
Provision for income taxes                                 $ 6,535,343      $         0          171,742
                                                           =============================================

         As of December 31, 2003, the Company had gross deferred tax assets of $13,403,868 which have been fully offset by a deferred tax asset valuation allowance of $13,403,868. During 2003, the Company increased the deferred tax valuation allowance to offset current year's net income tax benefit of $2,338,785 as it has been determined that is it unlikely that the deferred tax assets will be utilized. Furthermore in the current year, as a result of Company's assessment of its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards, the Company determined that it would not be able to realize its recorded net reserve for its deferred tax assets since the likelihood of realization of the deferred tax benefits cannot be determined.

         As of December 31, 2003, the Corporation had net operating loss carryforwards for federal and state income tax purposes of approximately $24,869,625 and $6,800,746, respectively. For federal tax purposes the net operating loss carryforwards expire from 2013 through 2022. For state tax purposes the net operating loss carryforwards expire from 2005 through 2008.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

         The deferred income tax assets, resulting from differences between accounting for financial statements purposes and tax purposes, less valuation allowance, are as follows:

                                                 2002                 2001
                                         ---------------------------------
     Inventory reserves                                       $    284,113
     Warranty reserves and others        $  4,399,475            1,651,075
     State net operating loss                 555,520              822,218
     Federal net operating loss             8,448,873            8,307,677
                                         ---------------------------------
                                           13,403,868           11,065,083
     Valuation allowance                  (13,403,868)          (4,529,740)
                                         ---------------------------------
                                         $          0         $  6,535,343
                                         =================================

         The following is a reconciliation of the federal statutory rate to the Company's effective rate for 2003, 2002, and 2001:

                                                     2003                       2002                       2001
                                         ------------------------------------------------------------------------------
                                            Amount       Percentage     Amount      Percentage      Amount     Percentage
                                         ------------------------------------------------------------------------------
Statutory rate                           $(2,742,848)       (34%)    $(2,682,709)       (34%)    $ 1,189,268         34%
State franchise tax, net of federal tax
benefit                                     (458,250)      (5.7%)       (460,005)      (5.8%)        167,718        4.8%
                                                                                                 $     2,690          0%
Other                                        771,322        9.6%         (10,018)       (.1%)

Change in valuation allowance              8,965,119      111.1%       3,152,732       39.9%      (1,187,934)       (34%)
                                         ------------------------------------------------------------------------------
                                         $ 6,535,343       81.0%     $         0          0%     $   171,742        4.9%
                                         ===============================================================================

(8)      Qualified and Non-Qualified Stock Option Plans

         The Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation. Accordingly, no compensation costs have been recognized for its fixed stock option plans during 2003, 2002, and 2001. The compensation cost that has been charged against income for its stock incentive plan was $28,600 in 2003, $21,000 in 2002 and $52,225 in 2001. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net (loss) income and net
         (loss) income per share would have been adjusted to the pro forma amounts indicated below:

                                                           2003              2002            2001
                                                           ----              ----            ----
Net (loss) income:                     As reported     $(15,144,157)     $(7,890,557)     $3,326,106

                                       Pro forma       $(15,148,227)     $(7,894,021)     $3,318,068

Diluted net (loss) income per share:   As reported     $      (1.48)     $     (0.77)     $      .32

                                       Pro forma       $      (1.48)     $     (0.77)     $      .32

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

         The 1983 Stock Option Plan authorized an aggregate of 653,006 (adjusted for stock dividends) shares of common stock to be reserved for grant. The 1983 Stock Option Plan expired in September, 1993. Changes in the 1983 Stock Option Plan are summarized as follows for the years ended December 31,:

                                             2002                    2001
                                   ------------------------  -------------------------
                                                 Weighted-                 Weighted-
                                                 Average                   Average
                                                 Exercise                  Exercise
                                    Shares        Price        Shares       Price
                                   ------------------------  -------------------------
Outstanding, beginning of year      58,000      $   2.93       58,000     $   2.93
Expired                            (58,000)     $   2.93
                                   ------------------------  -------------------------
Outstanding, end of year                --                     58,000     $   2.93
                                   ========================  ========================
Exercisable, end of year                --                     53,000
                                   ==========                ===========

         The 1993 Stock Option Plan, (amended by the shareholders May 20, 1999) authorizes an aggregate of 2,000,000 shares of the Company's common stock to be reserved for grant. The options fully vest a year from the date of grant. Changes in the 1993 Stock Option plan are summarized as follows for the years ended December 31,:

                                        2003                        2002                       2001
                                -----------------------   -------------------------  -------------------------
                                                Weighted-                  Weighted-                Weighted-
                                                Average                    Average                  Average
                                                Exercise                   Exercise                 Exercise
                                    Shares        Price      Shares          Price       Shares       Price
                                -----------------------   -------------------------  -------------------------
Outstanding, beginning of year      697,700      $ 1.32       860,700       $ 1.27       860,700     $   1.27
Canceled                           (258,200)     $ 1.31      (163,000)      $ 1.04
                                ------------------------  -------------------------  ---------------------
Outstanding, end of year            439,500      $ 1.32       697,700       $ 1.32       860,700     $   1.27
                                ========================  =========================  =====================
Exercisable, end of year            439,500                   697,700                    860,700
                                =============              ==============             =============
Available for grant, end of year    749,450                   491,250                    328,250
                                =============              ==============             =============

         The following table summarizes information about the outstanding options as of and for the year ended December 31, 2003, from the Company's 1993 stock option plan:

                                     Options Outstanding                          Options Exercisable
                     -----------------------------------------------------  --------------------------------
                        Number       Weighted-Average       Weighted-           Number        Weighted-
     Range of         Outstanding        Remaining           Average         Exercisable       Average
  Exercise Prices     at 12/31/03    Contractual Life     Exercise Price     at 12/31/03    Exercise Price
-------------------- -----------------------------------------------------  --------------------------------
  $0.49 to $0.96           114,950       3.3 years            $0.70                114,950      $0.70
  $1.00 to $1.88           324,550       5.0 years            $1.55                324,550      $1.55
                     -----------------------------------------------------  --------------------------------
  $0.69 to $1.88           439,500       4.5 years            $1.32                439,500      $1.32
                     =======================================================================================

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

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

                                          2003          2002          2001
                                      --------------------------------------
Outstanding, beginning of year          418,580       419,980       422,280
Shares canceled                         (6,900)       (1,400)       (2,300)
                                      --------------------------------------
Outstanding, end of year                411,680       418,580       419,980
                                      ======================================
Vested, end of year                     411,680       400,980       368,980
                                      ======================================
Available for grant, end of year             --            --            --
                                      ======================================

         Included as a separate deduction of stockholder's equity is deferred compensation relating to this plan of $0 and $28,600 as of December 31, 2003, and 2002, respectively.

         The 1992 Director Stock Option Plan authorizes an aggregate amount of 100,000 shares to be granted. Each year, the directors that are members of the stock option committee are eligible to be granted options to buy 7,500 shares at the market price at the date of grant, exercisable one year after grant, and expire 10 years after the grant date. Options were not granted to directors from the 1992 Director Stock Option Plan during 2003. During 2002 and 2001, 15,000 shares and 15,000 shares, respectively, were granted under this plan at an exercise prices of $1.13 and $1.13 per share, respectively. The exercise prices represent the market price at the date of grant. At December 31, 2003, 22,500 shares were outstanding related to this plan. In 1996, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 that expired on September 30, 2003. As of December 31, 2003, no warrants were outstanding.

         The weighted-average fair value of the options granted during 2002 and 2001 is $0.51 and $0.46, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: risk-free interest rates of 6.5 percent for all years; dividend yield of zero percent for all years; expected lives of 5.0 and 5.0 years; and volatility of 44 and 33 percent.

         For the years ended December 31, 2003 and 2002, options were not included in the computation of diluted net loss per common share because the effect would be antidilutive to the net loss in the periods. In addition, for the year ended December 31, 2001, options of 601,700 were not included in the computation of diluted net income because their exercise prices were higher than the average market price per share of common stock.

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

         As of December 31, 2003 and 2002, accrued interest for the stock purchase loans was $123,459 and $102,233 respectively. The stock purchase loans and the related accrued interest are reflected as reductions to stockholder's equity.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(9)      Earnings Per Share

         The following table sets forth the computation of basic and diluted net
         (loss) income per common share:

                                                                            2003             2002             2001
                                                                        ---------------------------------------------
Net (loss) income from continuing operations                            ($12,804,903)    ($ 7,263,252)    $ 3,321,229
Discontinued operations                                                   (2,339,254)        (627,305)          4,877
                                                                        ---------------------------------------------

Numerator for basic and diluted net (loss) income per share             ($15,144,157)    ($ 7,890,557)    $ 3,326,106
                                                                        =============================================
Denominator for basic net (loss) income per share (weighted average
outstanding shares)                                                       10,238,781       10,252,592      10,281,879
   Effect of dilutive stock options                                                                           128,327
                                                                        ---------------------------------------------
Weighted average shares for dilutive net (loss) income per share          10,238,781       10,252,592      10,410,206
                                                                        =============================================
(Loss) income from continuing operations per common share - basic       ($      1.25)    ($      0.71)    $      0.32
                                                                        =============================================
(Loss) income from continuing operations per common share - diluted     ($      1.25)    ($      0.71)    $      0.32
                                                                        =============================================

(Loss) income from discontinued operations per common share - basic     ($      0.23)    ($      0.06)
                                                                        =============================================
(Loss) income from discontinued operations per common share - diluted   ($      0.23)    ($      0.06)
                                                                        =============================================

Net (loss) income per common share - basic                              ($      1.48)    ($      0.77)    $      0.32
                                                                        =============================================
Net (loss) income per common share - diluted                            ($      1.48)    ($      0.77)    $      0.32
                                                                        =============================================

(10)     Commitments and Contingencies

         Land Acquisition - During 2004, the Company completed the sale of its contractual rights to purchase approximately 60 acres of undeveloped land in Southern California for a gross sales price of $11,700,000. The Comapny estimates that the net sale proceeds will be approximately $9,000,000. The Company has entered into approximately $8,625,000 in contracts to acquire two properties and has acquired one project for $600,000 in its current market in Riverside County in Southern California. These three properties are zoned for residential development and can be subdivided into approximately 213 single family detached lots. The Company plans to start construction in the first quarter of 2005.

         Legal - There are several legal actions and claims pending against the Company. Based on the advice of legal counsel, management believes that the ultimate liability, if any, which may result from any of these lawsuits will not materially affect the financial position or results of operations of the Company.

         Employee benefit plan - The Company has a 401(k) plan (the "Plan"), which allows eligible employees to contribute from 1 percent to 15 percent of their annual compensation, not to exceed statutory limits. Company matching is at management's discretion. The Company's contribution to the Plan for the years ended December 31, 2003, 2002, and 2001 was $0, $0, and $0, respectively.

         Leases - The Company has operating leases that expire through 2006. Future minimum rents are as follows:

                    Year Ending December 31,      Amount
                                                --------
                    2004                        $205,854
                    2005                         154,015
                    2006                         122,669
                                                --------
                                                $482,538
                                                ========

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

         Rent expense for the years ended December 31, 2003, 2002 and 2001 was $219,387, $269,023, and $239,304, respectively.

(11)     Discontinued operations

         In accordance with the SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the net loss of assets held for sale is reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the years ended December 31, 2003, 2002 and 2001, discontinued operations relates to an apartment project held for sale. The apartment project was sold on March 12, 2004 with a sales price of $9,000,000 (see Note 4). The following table summarizes the income and expense components of discontinued operations for the years ended December 31,:

                                                           2003           2002          2001
                                                      -----------------------------------------
         Revenues:
         Rental income                                    $972,706      $256,117       $
         Gain on forgiven debt                             392,575
         Interest and miscellaneous                         26,966        12,516        4,877
                                                      -----------------------------------------
           Total revenues                                1,392,247       268,633        4,877
                                                      -----------------------------------------
         Expenses:
         Rental operating                                  660,793       502,059
         Impairment loss                                 2,268,948
         General and administrative
         Depreciation                                      151,015       123,036
         Interest                                          650,745       270,843
                                                      -----------------------------------------
           Total expenses                                3,731,501       895,938
                                                      -----------------------------------------
         (Loss) income from discontinued operations   ($2,339,254)     ($627,305)       $4,877
                                                      =========================================

(12)     Subsequent events

         On May 6, 2004, the Company sold the Saddlerock project for a gross sales price of $1,390,000. There was no gain or loss on this transaction.

         On February 24, 2004, the Company purchased the remaining 50% interest from The John L. Curci Trust and The Janet Curci Living Trust No. II for a total purchase price of $3,600,000. On May 21, 2004, the Company sold the Mission Gorge property for a gross sales price of $6,849,679. As a result, the Company will record a gain on the sale of land of $431,703 in the second quarter of 2004.

         On June 18, 2004, the Company sold the contractual rights to purchase land in the Riverside area for a gross sales price of $11,700,000.

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(13)     Quarterly Financial Data - (unaudited)

         Year Ended December 31, 2003

                                        First            Second            Third            Fourth
                                   ------------------------------------------------------------------
Sales                              $  4,572,279      $  7,592,899      $  5,569,748      $  2,158,013
                                   ==================================================================
(Loss) income from development     $   (530,679)     $ (4,430,598)     $    (27,336)     $   (880,590)
operations
                                   ==================================================================
Net income (loss)                  $    413,344      $(12,843,593)     $ (1,193,342)     $ (1,520,566)
                                   ==================================================================
Basic income (loss) per share      $       0.04      $      (1.25)     $      (0.12)     $      (0.15)
                                   ==================================================================
Diluted income (loss) per share    $       0.04      $      (1.25)     $      (0.12)     $      (0.15)
                                   ==================================================================

Year Ended December 31, 2002
                                       First            Second            Third            Fourth
                                   ------------------------------------------------------------------
Sales                              $ 21,292,270      $ 43,058,399      $ 21,678,306      $  5,612,645
                                   ==================================================================
Income (loss) from development
  operations                       $     94,774      $ (1,079,218)     $ (3,587,274)     $   (657,465)
                                   ==================================================================
Net loss                           $   (267,446)     $ (1,224,951)     $ (4,709,052)     $ (1,689,108)
                                   ==================================================================
Basic loss per share               $      (0.03)     $      (0.12)     $      (0.46)     $      (0.16)
                                   ==================================================================
Diluted loss share                 $      (0.03)     $      (0.12)     $      (0.46)     $      (0.16)
                                   ==================================================================

                               CALPROP CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

                               CALPROP CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   For the three years ended December 31, 2003

                                                       Trust Deeds
                                           Warranty     Receivable
                                           Reserve       Reserve
                                         ------------------------
Balance January 1, 2001                  $ 546,984      $  30,000
     Additions charged to operations       332,899
     Reductions                           (209,768)            --
                                         ------------------------
Balance December 31, 2001                  670,115         30,000
     Additions charged to operations       252,105
     Reductions                           (164,670)            --
                                         ------------------------
Balance December 31, 2002                  757,550         30,000
     Additions charged to operations        54,000             --
     Reductions                           (125,174)            --
                                         ------------------------
Balance December 31, 2003                $ 686,376      $  30,000
                                         ========================

                                Index to Exhibits
                                -----------------

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

     23     Consent of Independent Registered Public Accounting Firm

     42     Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALPROP CORPORATION
--------------------------------------
(Registrant)

                                                           June 29, 2004
--------------------------------------                  -----------------------
Victor Zaccaglin,                                               Date
Chairman of the Board
  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                           June 29, 2004
--------------------------------------                  -----------------------
Mark F. Spiro                                                   Date
Vice President/Secretary and
Treasurer (Chief Financial
and Accounting Officer)

                                                           June 29, 2004
--------------------------------------                  -----------------------
Mark T. Duvall                                                  Date
Director

                                                           June 29, 2004
--------------------------------------                  -----------------------
Victor Zaccaglin                                                Date
Chairman of the Board
Chief Executive Officer