Form 10-Q/A
period 2003-06-30
CALPROP CORP
filed 2004-08-24
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended  June 30, 2003 or
                                    -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                      to
                                    ------------------     -------------------

Commission File Number 1-6844
                       ------

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)

         California                                          95-4044835
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

 13160 Mindanao Way, Suite 180, Marina Del Rey, California   90292
----------------------------------------------------------   ---------
 (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code) (310) 306-4314
                                                     --------------

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES     NO  X
                                              ---    ---

Number of shares outstanding of each of Registrant's classes of common stock, as of December 19, 2003:

                                                                Number of Shares
Title of Each Class                                             Outstanding
--------------------------                                      ----------------
Common Stock, no par value                                         10,239,105

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being filed to amend
Item 4 of Part I of the Registrant's Quarterly report on Form 10-Q for the quarter ending June 30, 2003, filed on December 31, 2003 (the "Original 10-Q"). This Amendment does not otherwise alter the disclosures set forth in the Original 10-Q and does not reflect event occurring after the filing of the Original 10-Q. This Amendment is effective for all purposes as of the date of the filing of the Original 10-Q.

Specifically, the Registrant is filing this Amendment to amend and restate the disclosures contained in Item 4 Controls and Procedures to reflect recent findings with respect to the Registrant's internal controls and procedures. The Registrant has recently determined that its disclosure and control procedures are not currently effective and the Registrant is in process of taking corrective measures to ensure timely filings of its required reports under the Securities Exchange Act of 1934.

For purposes of this Amendment:
1. Item 4 of Part I of the Original 10-Q is hereby amended and restated to read as follows:

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

         Immediately prior to the filing of the Original 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure and control procedures as of June 30, 2003. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective. Even though the Company has adequate procedures and controls in place to ensure that the relevant information is recorded, processed, summarized and reported to the Company's management or other person involving similar functions, the Company procedures and mechanisms for outsourcing personnel in particular situations is inadequate; the Company has concluded that it lacks the necessary procedures and mechanism in place to compensate for the unexpected and/or extended leaves of any of its accounting and other similar situated employees.

         The Company is in the process of taking corrective measures to rectify the foregoing problem and ensure timely filing of its required reports under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         There have been no other significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 24, 2004

Calprop Corporation

/s/ Mark F. Spiro
----------------------------------------
Mark F. Spiro
Vice President/Secretary/Treasurer
(Chief Financial and Accounting Officer)