Form 10-Q/A
period 2003-09-30
CALPROP CORP
filed 2004-08-24
CIK 16496

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

Commission File Number 1-6844
                       ------

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)

            California                                           95-4044835
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 13160 Mindanao Way, Suite 180, Marina Del Rey, California              90292
----------------------------------------------------------            ----------
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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being filed to amend
Item 4 of Part I of the Registrant's Quarterly report on Form 10-Q for the quarter ending September 30, 2003, filed on March 8, 2004 (the "Original 10-Q"). This Amendment does not otherwise alter the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q. This Amendment is effective for all purposes as of the date of the filing of the Original 10-Q.

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

         Immediately prior to the filing of the Original 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure and control procedures as of September 30, 2003. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective. Even though the Company has adequate procedures and controls in place to ensure that the relevant information is recorded, processed, summarized and reported to the Company's management or other person involving similar functions, the Company procedures and mechanisms for outsourcing personnel in particular situations is inadequate; the Company has concluded that it lacks the necessary procedures and mechanism in place to compensate for the unexpected and/or extended leaves of any of its accounting and other similar situated employees.

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