Form 10-K/A
period 2003-12-31
CALPROP CORP
filed 2004-08-24
CIK 16496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed to amend
Item 9A of Part II and Item 14 of Part IV of the Registrant's Annual report on Form 10-K for the fiscal year ended December 31, 2003, filed on July 6, 2003 (the "Original 10-K"). This Amendment does not otherwise alter the disclosures set forth in the Original 10-K and does not reflect events occurring after the filing of the Original 10-K. This Amendment is effective for all purposes as of the date of the filing of the Original 10-K.

Specifically, the Registrant is filing this Amendment to amend and restate the disclosures contained in Item 14 Controls and Procedures, which information should have been disclosed under Section 9A of the Original 10-K, to reflect recent findings with respect to the Registrant's internal controls and procedures. The Registrant has recently determined that its disclosure and control procedures are not currently effective and the Registrant is in process of taking corrective measures to ensure timely filings of its required reports under the Securities Exchange Act of 1934.

For purposes of this Amendment:
1. Item 14 of Part IV of the Original 10-K is hereby deleted in its entirety;
and

2. Item 9A of Part II is hereby inserted into the Original 10-K to read as follows:

ITEM 9A. Controls and Procedures

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

     As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective. Even though the Company has adequate procedures and controls in place to ensure that the relevant information is recorded, processed, summarized and reported to the Company's management or other person involving similar functions, the Company procedures and mechanisms for outsourcing personnel in particular situations is inadequate; the Company has concluded that it lacks the necessary procedures and mechanism in place to compensate for the unexpected and/or extended leaves of any of its accounting and other similar situated employees.

     The Company is in the process of taking corrective measures to rectify the foregoing problem ensure timely filing of its required reports under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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