Form 10-Q
period 2004-09-30
CALPROP CORP
filed 2004-11-16
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 12b-25


                                                   Commission File Number 1-6844
                                                                          ------


                           NOTIFICATION OF LATE FILING


(Check One) :

| | Form 10-K   | | Form 11-K    | | Form 20-F   |X| Form 10-Q  | | Form N-SAR


                For Period Ended : 9/30/04

                [  ] Transition Report on Form 10-K
                [  ] Transition Report on Form 20-F
                [  ] Transition Report on Form 11-K
                [  ] Transition Report on Form 10-Q
                [  ] Transition Report on Form N-SAR

                For the Transition Period Ended : N/A


     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the Items(s) to which the notification relates:

                                     PART I
                             REGISTRANT INFORMATION




                                  Calprop Corporation
                           ----------------------------
                             Full Name of Registrant


                                               N/A
                           ----------------------------
                            Former Name if Applicable


                           13160 Mindanao Way, Suite 180
                           ----------------------------
                      Address of Principal Executive Office


                             Marina Del Rey, CA 90292
                           ----------------------------
                            City, State and Zip Code

                                     PART II
                            RULES 12b-25 (b) AND (c)


     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box.)


|X| (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

| | (b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K or N-SAR, or portion thereof, will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

| | (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                                    PART III
                                    NARRATIVE

State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Registrant's accounting department requires additional time to review the financial data in order to complete the financial statements and cannot, without unreasonable effort and expense, file its Form 10-Q on or prior to the prescribed filing date of November 15, 2004. The Registrant expects to obtain all required data and complete all necessary steps within the next several days and as a result expects to file the Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and Sept. 30, 2004 by approximately December 7, 2004.

                                     PART IV
                                OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification


    Henry E. Nierodzik                                  (310) 306-4314
--------------------------------------------------------------------------------
    (Name)                               (Area Code) (Telephone Number)

(2) Have all other periodic reports under Section 13 or 15(d) of the Securities and Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). | | Yes |X| No - March 31 and June 30, 2004 10Q's

(3) Is it anticipated that any significant change in results of operation for the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? | | Yes |X| No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                                    Calprop Corporation
                           --------------------------------
                   (Name of Registrant as Specified in Charter)

             Has caused this notification to be signed on its behalf
                  by the undersigned hereunto duly authorized.

Date Nov. 16, 2004                  By /s/ Henry E. Nierodzik
     -----------------------           ----------------------
                                    Henry E. Nierodzik, Chief Accounting Officer

Instructions: The Form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.


                                    ATTENTION
     Intentional misstatements or omissions of fact constitute Federal criminal violations. (See 18 U.S.C. 1001)