Form 10-Q/A
period 2004-06-30
CALPROP CORP
filed 2004-12-14
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended     June 30, 2004     or
                                    --------------------

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

Number of shares outstanding of each of Registrant's classes of common stock, as of December 10, 2004:

                                                           Number of Shares
Title of Each Class                                        Outstanding
--------------------------                                 ----------------
Common Stock, no par value                                    9,737,205

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

Important Note: For the reasons discussed in Item 4 "Controls and Procedures", this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is being filed on a delayed basis concurrently with the Company's Form 10-Q for the quarters ended March 31, 2004 and September 30, 2004 and should be read in conjunction with these reports. Portions of the information contained herein regarding management's plans and a proposal made to the board of directors that the Company become a privately held company are described as of the date hereof, rather than as of the end of the period covered by this report.

                               CALPROP CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                        June 30,   December 31,
                                                            2004           2003
                                                      ----------   ------------
Investment in real estate
  Real estate under development                       $3,559,436    $13,175,441
  Assets held for sale                                         0      8,864,917
                                                      ----------   ------------
    Total investment in real estate                    3,559,436     22,040,358

Other assets:
  Cash and cash equivalents                            3,337,886        190,770
  Other assets                                           960,271      1,292,744
                                                      ----------   ------------
     Total other assets                                4,298,157      1,483,514
                                                      ----------   ------------

     Total assets                                     $7,857,593    $23,523,872
                                                      ==========   ============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                     June 30,    December 31,
                                                                         2004            2003
                                                                  -----------    ------------
Liabilities:
  Trust deeds and notes payable                                    $1,207,194      $4,365,703
  Related-party notes                                              12,026,180      16,482,631
                                                                  -----------    ------------
     Total trust deeds, notes payable and related-party notes      13,233,374      20,848,334
  Liabilities of assets held for sale                                       0       7,720,608
  Accounts payable and accrued liabilities                          3,775,765       2,521,487
  Warranty reserves                                                   680,937         686,376
                                                                  -----------    ------------
     Total liabilities                                             17,690,076      31,776,805
                                                                  -----------    ------------

Stockholders' deficit:
 Common stock - no par, $1 stated value
  Authorized - 20,000,000 shares; Issued and outstanding-
  9,737,205 and 10,239,105 shares at June 30,
  2004 and    December 31, 2003, respectively                       9,737,205      10,239,105
  Additional paid-in capital                                       25,920,151      25,850,776
  Stock purchase loans                                                      0       (549,084)
  Accumulated deficit                                             (45,489,839)    (43,793,730)
                                                                  -----------    ------------
     Total stockholders' deficit                                   (9,832,483)     (8,252,933)
                                                                  -----------    ------------
                                                                   $7,857,593     $23,523,872
                                                                  ===========    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                         ------------------------------------------------------
                                                            2004          2003          2004            2003
                                                         ----------   ------------   -----------   ------------
Development operations:
  Real estate sales                                      $4,247,413     $7,592,899    $7,904,124    $12,165,178
  Cost of real estate sales                               4,763,985      7,337,347     9,281,129     12,440,305
                                                         ----------   ------------   -----------   ------------
Income (loss) from development operations before
 recognition of impairment of real estate                  (516,572)       255,552    (1,377,005)      (275,127)

Recognition of impairment of real estate under
 development                                                      0     (4,686,150)            0     (4,686,150)
                                                         ----------   ------------   -----------   ------------
Loss from development operations                           (516,572)    (4,430,598)   (1,377,005)    (4,961,277)

Other income:
  Gain on sale of investment in real estate venture               0              0             0      2,000,000
  Gain on sale of land                                      430,913              0     1,228,823              0
  Interest and miscellaneous                                  7,050         66,911        61,331        132,653
                                                         ----------   ------------   -----------   ------------
Total other income                                          437,963         66,911     1,290,154      2,132,653

Other expenses:
   General and administrative                               369,429        463,933       846,675        945,798
   Interest                                                 444,783        273,114       809,219        581,492
                                                         ----------   ------------   -----------   ------------
Total other expenses                                        814,212        737,047     1,655,894      1,527,290

Minority interests                                                0              0             0            764
                                                         ----------   ------------   -----------   ------------

Loss from continuing operations before provision for
income taxes                                               (892,821)    (5,100,734)   (1,742,745)    (4,356,678)
Provision for income taxes                                        0      6,260,318             0      6,535,343
                                                         ----------   ------------   -----------   ------------
Loss from continuing operations                            (892,821)   (11,361,052)   (1,742,745)   (10,892,021)
Discontinued operations:
(Loss) income from discontinued operations                     (553)    (1,482,541)       46,636     (1,538,228)
                                                         ----------   ------------   -----------   ------------
Net loss                                                  ($893,374)  ($12,843,593)  ($1,696,109)  ($12,430,249)
                                                         ==========   ============   ===========   ============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                                   (Unaudited)

                                                                Three Months Ended    Six Months Ended
                                                                     June 30,              June 30,
                                                                ---------------------------------------
                                                                  2004       2003       2004      2003
                                                                -------    -------    -------   -------
Loss from continuing operations per common share - basic        ($0.09)    ($1.10)    ($0.17)   ($1.06)
                                                                =======    =======    =======   =======
Loss from continuing operations per common share -
diluted                                                         ($0.09)    ($1.10)    ($0.17)   ($1.06)
                                                                =======    =======    =======   =======
Loss from discontinued operations per common share -
basic                                                            $0.00     ($0.15)     $0.00    ($0.15)
                                                                =======    =======    =======   =======
Loss from discontinued operations per common share -
diluted                                                          $0.00     ($0.15)     $0.00    ($0.15)
                                                                =======    =======    =======   =======
Net loss per common share - basic                               ($0.09)    ($1.25)    ($0.17)   ($1.21)
                                                                =======    =======    =======   =======
Net loss per common share- diluted                              ($0.09)    ($1.25)    ($0.17)   ($1.21)
                                                                =======    =======    =======   =======

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                             ------------------------------
                                                                    2004            2003
                                                             ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      ($1,696,109)   ($12,430,249)
  Adjustments to reconcile net loss to net cash provided
operating activities:
    Minority interests                                                    0             764
    Recognition of impairment of real estate under development            0       4,686,150
    Recognition of impairment of rental property                          0       1,342,316
    Gain on sale of land                                         (1,228,823)              0
    Gain on sale of investment in real estate venture                     0     (2,000,000)
    Gain on forgiven debt                                          (306,701)              0
    Gain on sale of rental property                                (135,083)              0
    Loss on sale of property and equipment                           29,726           1,312
    Depreciation and amortization                                    11,515         167,309
    Provision for  warranty reserves                                 25,000          33,000
    Interest accrued for executive stock purchase loans             116,559         (10,526)
  Increase (decrease) in cash and cash equivalents
attributable to changes in operating assets and liabilities:
    Other assets                                                    202,363             (81)
    Deferred tax assets                                                   0       6,535,343
    Accounts payable and accrued liabilities                      1,212,214        (900,420)
    Warranty reserves                                               (30,439)        (32,500)
    Real estate under development                                10,844,828       6,171,858
                                                             --------------    ------------
        Net cash provided by operating activities                 9,045,050       3,564,276
                                                             --------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental property                                           0          (5,680)
  Capital expenditures                                               (4,897)         (6,140)
  Proceeds from sale of rental property                           9,000,000               0
  Proceeds from sale of property and equipment                       93,766           1,000
                                                             --------------    ------------
        Net cash provided by (used in) investing activities       9,088,869         (10,820)
                                                             --------------    ------------

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                                   (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                             -------------------------
                                                                 2004          2003
                                                             ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related-party notes                       2,138,186            0
     Payments under related-party notes                        (6,287,936)    (122,466)
     Borrowings under trust deeds and notes payable             2,464,522    4,480,825
     Payments under trust deeds and notes payable             (13,301,575)  (9,786,800)
     Common stock                                                       0        5,130
                                                             ------------  -----------
               Net cash used in financing activities          (14,986,803)  (5,423,311)
                                                             ------------  -----------
     Net increase (decrease) in cash and cash equivalents       3,147,116   (1,869,855)
     Cash at beginning of period                                  190,770    3,444,541
                                                             ------------  -----------
     Cash at end of period                                     $3,337,886   $1,574,686
                                                             ============  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (refunded) during the period for:
       Interest, net of amount capitalized                     $1,355,174     $764,670
       Income taxes                                                     0     ($55,998)

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:   Basis of presentation and going concern consideration

          The unaudited, condensed, consolidated financial statements included herein have been prepared by the registrant pursuant to the instructions for Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements have not been audited by independent auditors in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Calprop Corporation ("the Company") and its results of operations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K.

          The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended June 30, 2004 and the year ended December 31, 2003, the Company has incurred net losses of approximately $1.7 million and $15.1 million, respectively. At June 30, 2004, the Company has cumulative losses of approximately $45.5 million, a stockholders' deficit of approximately $9.8 million and diminishing financial resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          In order to obtain cash to continue the Company's operations and maintain viability as a going concern, most of the land held for development and an option to purchase property in Riverside County, California (discussed in Item 2 of this report under the caption "Liquidity and capital resources") either has been or may be sold instead of being developed as originally intended. Based on its agreements with lenders, the Company believes that it will have sufficient liquidity to finance its single remaining construction project through 2005 using funds generated from operations and funds available under its existing bank loan agreement for that project.

          Management's plan with respect to managing cash flow includes the following components: pay off debt that is coming due in 2004 and 2005, minimize operating expenses, and maintain control over costs. With regard to debt coming due, management plans to pay off most of the loans through cashflow from operations and expects to extend any remaining related party loans until funds are made available. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations and borrowings from its existing loan commitments will be adequate to allow the Company to continue operations and complete its only current residential development and construction project in 2005.

          The results of operations for the three and six months ended June 30, 2004 may not be indicative of the operating results for the year ending December 31, 2004.

Note 2:   Summary of significant accounting policies

          Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings
          (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents currently include stock options.

          Employee stock plans - The Company complies with the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.
          148. The Company applies Accounting Principles Board No. 25 and related interpretations in accounting for its stock option plans, adjusted for stock dividends, and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock on the date of grant. Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option-pricing model for the three and six months ended June 30, 2004, the pro forma effect on the Company's net income (loss) and per share amounts would be immaterial.

          Recent accounting pronouncements - In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. On February 1, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company's results of operations or financial condition.

Note 3:   Earnings per share

          The following table sets forth the computation of basic and diluted net loss per share:

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      --------------------------------------------------------
                                                         2004           2003           2004            2003
                                                      --------------------------------------------------------
Loss from continuing operations                       ($892,821)   ($11,361,052)   ($1,742,745)   ($10,892,021)
Income (loss) from discontinued operations                 (553)     (1,482,541)        46,636      (1,538,228)
                                                      --------------------------------------------------------

Numerator for basic and diluted net loss per share    ($893,374)   ($12,843,593)   ($1,696,109)   ($12,430,249)
                                                      ========================================================
Denominator for basic net loss per share (weighted    9,973,705      10,239,105     10,107,138      10,238,451
average outstanding shares)
   Effect of dilutive stock options                           0               0              0               0
                                                      --------------------------------------------------------
Weighted average shares for dilutive net loss per     9,973,705      10,239,105     10,107,138      10,238,451
share
                                                      ========================================================
Loss from continuing operations per common share -       ($0.09)         ($1.10)        ($0.17)         ($1.06)
basic
                                                      ========================================================
Loss from continuing operations per common share -       ($0.09)         ($1.10)        ($0.17)         ($1.06)
diluted
                                                      ========================================================

Loss from discontinued operations per common share -
basic                                                     $0.00          ($0.15)         $0.00          ($0.15)
                                                      ========================================================
Loss from discontinued operations per common share -
diluted                                                   $0.00          ($0.15)         $0.00          ($0.15)
                                                      ========================================================

Net loss per common share - basic                        ($0.09)         ($1.25)        ($0.17)         ($1.21)
                                                      ========================================================
Net loss per common share - diluted                      ($0.09)         ($1.25)        ($0.17)         ($1.21)
                                                      ========================================================

Note 4:   Assets and liabilities held for sale; discontinued operations

          During 2003, management approved a plan of action to sell the operating assets of its wholly owned entity, PWA Associates, LLC ("PWA"). As a result, the rental property held by PWA was reclassified as held for sale and the Company ceased recording depreciation with respect to that property as of the date the plan was approved. The sale of PWA occurred on March 12, 2004 at a gross sales price of $9 million. The Company recognized a gain of $135,083 on the PWA sale.

          Assets held for sale is summarized as follows:

                                                            June 30, 2004    December 31, 2003
                                                            -------------    -----------------
Land                                                               $    0          $ 1,500,000
Building and improvements, net                                                       7,364,917
                                                            ----------------------------------
Assets held for sale, net
                                                                   $    0          $ 8,864,917
                                                            ==================================

          Depreciation expense for building and improvements for the six months ended June 30, 2004 and 2003 was $0 and $146,250, respectively.

          Liabilities of assets held for sale is summarized as follows:

                                                            June 30, 2004    December 31, 2003
                                                            -------------    -----------------
Trust deeds and notes payable                                    $     0           $ 7,678,544
Accounts payable and accrued liabilities                                                42,064
                                                            ----------------------------------
Liabilities of assets held for sale
                                                                 $     0           $ 7,720,608
                                                            ==================================

          In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the net loss of assets held for sale is reflected in the condensed consolidated statements of operations as discontinued operations for all periods presented. The following table summarizes the components of discontinued operations:

                                                 Six Months Ended
                                                     June 30,
                                             -----------------------
                                               2004           2003
                                             -----------------------
Revenues:
Rental income                                $167,197       $512,527
Gain on sale of rental property               135,083              0
Gain on forgiven debt                         306,701              0
Interest and miscellaneous                      3,966       (101,352)
                                             -----------------------
  Total revenues                              612,947        411,175
                                             -----------------------
Expenses:
Rental operating                              253,207        275,277
General and administrative                      1,191          2,382
Depreciation                                        0        146,250
Interest                                      311,913        183,178
Recognition of impairment loss of rental
property                                            0      1,342,316
                                             -----------------------
  Total expenses                              566,311      1,949,403
                                             -----------------------
Income (loss) from discontinued operations    $46,636    ($1,538,228)
                                             =======================

Note 5:   Contingency

          The Company has entered into an agreement to sell its contractual option rights to purchase property in Riverside County, California. Sale of the option is contingent upon the recording of the final subdivision map for the property, which is expected to occur in December 2004. In the event that required governmental approvals are not obtained and the final mapping cannot be recorded, the Company will be obligated to reimburse the buyer for $2,375,000 in proceeds which was paid to the previous owner to close the purchase of the property.

Note 6:   Other

          On May 14, 2004, executive stock purchase loans issued in March 1998 with a face value of $425,625 were cancelled. The value was recategorized as authorized and unissued common stock of the Company, and accrued interest of approximately $117,000 pertaining to these loans was forgiven.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion relates to the condensed consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements.

          The Company has decreased its portfolio of real estate holdings substantially over the last twelve months in an effort to reduce its operations and repay debt in response to the Company's weakened financial condition and resulting need to conserve cash. The Company's chairman of the board and chief executive officer, who is also the Company's single largest stockholder, has proposed to the Company's board of directors that they consider a transaction in which he and certain other current stockholders would become the Company's sole stockholders, with cash to be paid to the Company's other stockholders. See "Proposed going private transaction".

Results of operations

          The Company has only one remaining development and construction project, the High Ridge Court project in Thornton, Colorado. Real estate sales for the three months ended June 30, 2004 decreased 44% to $4,247,413 from $7,592,899 for the three months ended June 30, 2003. Real estate sales for the six months ended June 30, 2004 decreased 35% to $7,904,124 from $12,165,178 for the six months ended June 30, 2003. This decrease in real estate sales was due to both lower sales prices resulting from decreased market demand and the higher cost of buildng homes. In the second quarter of 2004, the Company sold 21 homes at an average sales price of $202,257, compared to 21 homes sold in the second quarter of 2003 at an average sales price of $361,500. In the first half of 2004, the Company sold 33 homes with an average sales price of $239,519. In the first half of 2003, the Company sold 33 homes with an average sales price of $368,600. The Company had a loss from development operations of $1,377,005 in the first half of 2004 as compared to a loss of $275,127 in the first half of 2003.

          Sales of land, primarily from the Rohnert Park and Mission Gorge projects, have resulted in a gain of $1,228,823 during the six months ended June 30, 2004. During the corresponding prior year period, the Company sold 24.5% of its 25.0% interest (retaining a 0.5% interest) in RGC Carmel Country, LLC, (the "Joint Venture") to related parties, and recorded a gain of $2,000,000 on the sale. The Company remained liable, on a contingent basis through a guarantee, with respect to a mortgage loan payable by the Joint Venture until the property was sold in September 2004.

          General and administrative expenses decreased to $369,429 for the second quarter of 2004 compared to $463,933 in the corresponding prior year period. These expenses decreased to $846,675 for the six months ended June 30, 2004 compared to $945,798 in the corresponding prior year period. The decrease resulted from focused efforts to decrease corporate overhead costs, as well as a decrease in sales volume. Due to the net operating loss carryforward available from the prior year and the net loss incurred year-to-date, a provision for income taxes has not been recorded in 2004.

          The Company developed and constructed a 68-unit affordable apartment complex, the Parc West Apartment Homes located in Milpitas, California. Construction was completed in August 2002, and the Company then leased the units until the property was sold on March 12, 2004. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the net income
(loss) of this asset held for sale is reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented.

Liquidity and capital resources

          As of June 30, 2004, the Company had one remaining loan commitment from a financial institution of approximately $2,791,000, which may be drawn down by the Company upon the satisfaction of certain conditions for use in connection with its development project described below.

          As of June 30, 2004, the Company had one revenue generating project, High Ridge Court. As of June 30, 2004, the Company had 17 homes under construction in this project of which eight were in escrow to be sold (in "backlog"), plus one unsold model unit. Comparatively, the Company had a backlog of six units as of June 30, 2003. The gross revenues of such backlog was $1,861,000 and $1,714,000 as of June 30, 2004 and 2003, respectively.

          During the second quarter, the remaining ten lots in the Saddlerock project were sold to a related party for a gross sales price of $1,390,000, and the Company sold the Mission Gorge land for $6,849,679. As another source of cashflow in second quarter, the Company received $2,800,000 in settlement of a dispute pertaining to the Mission Gorge property.

          The Company entered into an agreement in the second quarter of 2004 to sell its contractual option rights to purchase property in Riverside County, California. Sale of the option for $9,400,000 is contingent upon the recording of the final subdivision map for the property, which is expected to occur in December 2004. Of this amount, $3,000,000 will be held back and released when the lots are in blue-topped condition, which is expected to occur during the first quarter of 2005. In the event that required governmental approvals are not obtained and the final map cannot be recorded, the Company will be obligated to reimburse the buyer for $2,375,000 in proceeds which was paid to the previous owner to close the purchase of the property. If this transaction is completed as planned, the Company expects to record a net gain of approximately $8,300,000 on the transaction. It is expected that this gain would substantially reduce the Company's current deficit in stockholders' equity. It cannot be stated with certainty, however, that the transaction will be completed as planned, nor is there any assurance that the Company will not incur other significant losses that would offset the positive effect on stockholders' equity of any such gain.

          The Company has approximately 20 acres of undeveloped land in Riverside County, California which may be sold or developed. Also, the Company is in escrow to purchase approximately 24 acres of unimproved land in Murietta, California for which it is in the process of seeking to obtain governmental approvals to develop the land into single-family homes. If entitlements are obtained, and if equity and debt funding can be obtained, the Murietta property, or a substantial portion thereof, will undergo development during 2005.

          In order to obtain cash to continue the Company's operations and maintain viability as a going concern, most of the land held for development and an option to purchase property in Riverside County, California either has been or may be sold instead of being developed as originally intended. Based on its agreements with lenders, the Company believes that it will have sufficient liquidity to finance its single remaining construction project through 2005 using funds generated from operations, including funds to be received from sale of the option discussed above, and funds available under its existing bank loan agreement for that project.

          The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended June 30, 2004 and the year ended December 31, 2003, the Company has incurred net losses of approximately $1.7 million and $15.1 million, respectively. At June 30, 2004, the Company has cumulative losses of approximately $45.5 million, a stockholders' deficit of approximately $9.8 million and diminishing financial resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Management's plan with respect to managing cash flow includes the following components: pay off debt that is coming due in 2004 and 2005, minimize operating expenses, and maintain control over costs. With regard to debt coming due, management plans to pay off most of the loans through cashflow from operations and expects to extend any remaining related party loans until funds are made available. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations and borrowings from existing loan commitments will be adequate to allow the Company to continue operations.

Proposed going private transaction

          Mr. Victor Zaccaglin, who is the Company's chairman of the board, chief executive officer and single largest stockholder, has proposed to the Company's board of directors that the Company become a privately held company. As currently envisioned by Mr. Zaccaglin, the transaction would involve a tender offer for outstanding Company common stock by a corporation to be formed by Mr. Zaccaglin and to which certain other existing Company stockholders would contribute their Company shares, followed by a merger of that corporation with the Company in which cash would be paid at the same amount per share as that paid in the tender offer for any publicly held Company shares not tendered in the tender offer. Mr. Zaccaglin and the other stockholders expected to participate in the merger currently own approximately 83% of the Company's outstanding shares. No specific price has been proposed by Mr. Zaccaglin for the acquisition of the Company's publicly held shares and there is no assurance that any transaction will actually be commenced or completed.

          The Company has retained Duff & Phelps, LLC to provide financial advice to the Company in connection with its consideration of a possible transaction and to provide its opinion with respect to whether any specific transaction that may ultimately be proposed by Mr. Zaccaglin is fair to the Company's public stockholders from a financial point of view.

          Mr. Zaccaglin's proposal and the board of director's consideration of that proposal are prompted by the Company's deteriorating financial condition, the substantial continuing costs that will be incurred if the Company remains a publicly traded company and uncertainty regarding the Company's continuing viability on a long-term basis unless it obtains additional equity capital.

Contractual obligations

         Our significant contractual obligations as of June 30, 2004 were as follows:

                                            Payments Due by Period
-----------------------------  -------------------------------------------------
                                   2004         2005        2006        Total
                               -----------   ----------   --------   -----------
Debt                           $10,446,633   $2,786,741         $0   $13,233,374
Operating leases                    52,206      169,471    145,159       366,836
                               -----------   ----------   --------   -----------
Total contractual obligations  $10,498,839   $2,956,212   $145,159   $13,600,210
                               -----------   ----------   --------   -----------

          At June 30, 2004, we had scheduled maturities on existing debt of $10,446,633 through December 31, 2004. Of this amount, $1,207,194 is due to a financial institution and the balance is owed to related parties. Our ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on our future performance, which is subject to general economic, financial, competitive and other factors beyond our control. We believe our borrowing availability under our existing credit facility, our operating cash flow, and proceeds from the planned sales of properties described above should provide the funds necessary to meet our working capital requirements in 2005 through the completion of our current remaining development and construction project. We will need, however, to obtain new equity capital and debt funding to be able to develop the Murietta property or to commence any new development projects. Our recent operating results and significant deficit in stockholders' equity will make obtaining any such financing extremely difficult and there is no assurance that such financing can be obtained. In this connection, Mr. Zaccaglin, who is our chief executive officer and is one of two substantial stockholders who have loaned money to the Company for working capital and other purposes (referred to herein as "related party loans"), has indicated that he does not currently intend to make loans or provide equity capital to the Company for new projects. In addition, even if all currently anticipated sales of properties are completed and our remaining development project is completed, we anticipate that we will not be able to repay all of our existing related party indebtedness and there is no assurance that the related parties to whom such indebtedness is owed will continue to extend the required repayment dates of such indebtedness.

          In the normal course of its business, the Company provides a one-year express warranty against defects in the workmanship and materials to purchasers of homes in its projects. Applicable California and Colorado law provides additional implied warranties that extend beyond the Company's express one-year warranties. The Company believes that it has established the necessary accruals for any representations, warranties and guarantees.

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

Item 3    Quantitative and Qualitative Disclosure about Market Risk

          The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2003.

Item 4    Controls and Procedures

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

          As of June 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were not effective. Even though the Company's policies provide for adequate procedures and controls to ensure that the relevant information is recorded, processed, summarized and reported to the Company's management or other person involving similar functions, the Company's procedures and mechanisms for outsourcing personnel in particular situations is inadequate. The Company has concluded that it lacks the necessary procedures and mechanism in place to compensate for unexpected and/or extended leaves of any of its accounting and other relevant employees, and has not had sufficient personnel to permit timely filing of the Company's required reports with the SEC.

          The Company is in the process of taking corrective measures to rectify the foregoing problem and ensure timely filing of its required reports under the Securities Exchange Act of 1934. These corrective measures involve the cross training of employees and planning for unanticipated situations where outsourcing of personnel becomes necessary. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          Other than described above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

          31.1 Rule 13a-14(a)/15d-14(a) Certification of CEO

          31.2 Rule 13a-14(a)/15d-14(a) Certification of CAO

          32. Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

          A Current Report on Form 8-K dated June 22, 2004 was filed with the Securities and Exchange Commission to announce the sale of the Company's contractual rights to purchase approximately 60 acres of undeveloped land.

          A Current Report on Form 8-K dated July 13, 2004 was filed with the Securities and Exchange Commission to announce the Company's change in certifying accountants.

          A Current Report on Form 8-K dated August 26, 2004 was filed with the Securities and Exchange Commission to announce the resignation of the Company's Chief Financial Officer, who was also a director, and the appointment of his replacement in such positions.

          A Current Report on Form 8-K dated October 29, 2004 was filed with the Securities and Exchange Commission to announce the resignation of a director of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                CALPROP CORPORATION

           By:  /s/ Henry Nierodzik
               --------------------------------
                Henry Nierodzik
                Chief Accounting Officer
                December 10, 2004