Form 10-Q/A
period 2004-09-30
CALPROP CORP
filed 2004-12-14
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

     For the quarterly period ended    September 30, 2004    or
                                     ---------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                to
                                    -------------     -------------


Commission File Number  1-6844
                       --------
                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)


       California                                              95-4044835
--------------------------------------------------------------------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

   13160 Mindanao Way, Suite 180, Marina Del Rey, California       90292
------------------------------------------------------------     ---------
   (Address of principal executive offices)                      (Zip Code)

   (Registrant's telephone number, including area code)  (310) 306-4314
                                                       ------------------

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since lastreport.)

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

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information

Important Note: For the reasons discussed in Item 4 "Controls and Procedures", this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 is being filed on a delayed basis concurrently with the Company's Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 and should be read in conjunction with these reports.

                               CALPROP CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                  September 30,     December 31,
                                                      2004             2003
                                                  -----------       -----------
Investment in real estate
  Real estate under development                    $4,102,488       $13,175,441
  Assets held for sale                                      0         8,864,917
                                                  -----------       -----------
    Total investment in real estate                 4,102,488        22,040,358

Other assets:
  Cash and cash equivalents                            66,328           190,770
  Other assets                                        967,163         1,292,744
                                                  -----------       -----------
     Total other assets                             1,033,491         1,483,514
                                                  -----------       -----------

    Total assets                                   $5,135,979       $23,523,872
                                                  ===========       ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                               September 30,     December 31,
                                                                                   2004              2003
                                                                               ------------      ------------
Liabilities:
  Trust deeds and notes payable                                                    $140,075        $4,365,703
  Related-party notes                                                            13,276,040        16,482,631
                                                                               ------------      ------------
     Total trust deeds, notes payable and related-party notes                    13,416,115        20,848,334
  Liabilities of assets held for sale                                                     0         7,720,608
  Accounts payable and accrued liabilities                                        1,854,269         2,521,487
  Warranty reserves                                                                 658,045           686,376
                                                                               ------------      ------------
     Total liabilities                                                           15,928,429        31,776,805
                                                                               ------------      ------------

Stockholders' deficit:
  Common stock - no par, $1 stated value
    Authorized - 20,000,000 shares; Issued and outstanding - 9,737,205 and
    10,239,105 shares at September 30, 2004 and
    December 31, 2003, respectively                                               9,737,205        10,239,105
  Additional paid-in capital                                                     25,920,151        25,850,776
  Stock purchase loans                                                                    0          (549,084)
  Accumulated deficit                                                           (46,449,806)      (43,793,730)
                                                                               ------------      ------------
     Total stockholders' deficit                                                (10,792,450)       (8,252,933)
                                                                               ------------      ------------

                                                                                 $5,135,979       $23,523,872
                                                                               ============      ============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                         ------------------------------------------------------------------
                                                              2004             2003              2004              2003
                                                         ------------      ------------      ------------      ------------
Development operations:
  Real estate sales                                        $1,177,412        $5,569,748        $9,081,536       $17,734,926
  Cost of real estate sales                                 1,366,683         5,597,084        10,647,812        18,037,389
                                                         ------------      ------------      ------------      ------------
Loss from development operations before
  recognition of impairment of real estate                   (189,271)          (27,336)       (1,566,276)         (302,463)

Recognition of impairment of real estate under
  development                                                       0                 0                 0        (4,686,150)
                                                         ------------      ------------      ------------      ------------
Loss from development operations                             (189,271)          (27,336)       (1,566,276)       (4,988,613)

Other income:
  Gain on sale of investment in real estate venture                 0                 0                 0         2,000,000
  Gain on sale of land                                         81,391                 0         1,310,214                 0
  Interest and miscellaneous                                   30,652           174,254            91,983           306,907
                                                         ------------      ------------      ------------      ------------
Total other income                                            112,043           174,254         1,402,197         2,306,907

Other expenses:
  General and administrative                                  590,442           307,787         1,437,117         1,257,560
  Interest                                                    292,290           438,330         1,101,509         1,015,846
                                                         ------------      ------------      ------------      ------------
Total other expenses                                          882,732           746,117         2,538,626         2,273,406

Minority interests                                                  0                 0                 0               764
                                                         ------------      ------------      ------------      ------------

Loss from continuing operations before provision for
income taxes                                                 (959,960)         (599,199)       (2,702,705)       (4,955,876)
Provision for income taxes                                          0                 0                 0         6,535,343
                                                         ------------      ------------      ------------      ------------
Loss from continuing operations                              (959,960)         (599,199)       (2,702,705)      (11,491,219)
Discontinued operations:
 (Loss) income from discontinued operations                        (7)         (594,143)           46,629        (2,132,371)
                                                         ------------      ------------      ------------      ------------
Net loss                                                    ($959,967)      ($1,193,342)      ($2,656,076)     ($13,623,590)
                                                         ============      ============      ============      ============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                                   (Unaudited)

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,              September 30,
                                                                 ---------------------------------------------------
                                                                   2004          2003          2004          2003
                                                                 --------      --------      --------      --------
Loss from continuing operations per common share - basic           ($0.10)       ($0.06)       ($0.27)       ($1.12)
                                                                 ========      ========      ========      ========
Loss from continuing operations per common share -  diluted        ($0.10)       ($0.06)       ($0.27)       ($1.12)
                                                                 ========      ========      ========      ========
Loss from discontinued operations per common share - basic          $0.00        ($0.06)        $0.00        ($0.21)
                                                                 ========      ========      ========      ========
Loss from discontinued operations per common share - diluted        $0.00        ($0.06)        $0.00        ($0.21)
                                                                 ========      ========      ========      ========
Net loss per common share - basic                                  ($0.10)       ($0.12)       ($0.27)       ($1.33)
                                                                 ========      ========      ========      ========
Net loss per common share- diluted                                 ($0.10)       ($0.12)       ($0.27)       ($1.33)
                                                                 ========      ========      ========      ========

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                   ------------------------------
                                                                       2004              2003
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       ($2,656,076)     ($13,623,590)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Minority interests                                                     0               764
       Recognition of impairment of real estate under
         development                                                          0         4,686,150
       Recognition of impairment of rental property                           0         2,183,865
       Gain on sale of land                                          (1,310,214)                0
       Gain on sale of investment in real estate venture                      0        (2,000,000)
       Gain on forgiven debt                                           (306,701)         (392,575)
       Gain on sale of rental property                                 (135,083)                0
       Loss on sale of property and equipment                            29,726             1,312
       Depreciation and amortization                                     14,820           177,187
       Provision for  warranty reserves                                  30,000            45,000
       Interest accrued for executive stock purchase loans              116,559           (15,876)
       Deferred income taxes                                                  0         6,535,343
     Increase (decrease) in cash and cash equivalents
       attributable to changes in operating assets
       and liabilities:
       Other assets                                                     195,231           (92,118)
       Accounts payable and accrued liabilities                        (709,282)         (820,809)
       Warranty reserves                                                (58,331)         (107,950)
       Real estate under development                                 10,383,167         6,014,277
                                                                   ------------      ------------

           Net cash provided by operating activities                  5,593,816         2,590,980
                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in rental property                                            0            (5,680)
     Capital expenditures                                                (7,962)           (6,140)
     Proceeds from sale of rental property                            9,000,000                 0
     Proceeds from sale of property and equipment                        93,766             1,000
                                                                   ------------      ------------
           Net cash provided by (used in) investing activities        9,085,804           (10,820)
                                                                   ------------      ------------

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                         ------------------------------
                                                              2004             2003
                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related-party notes                   3,988,196           786,660
     Payments under related-party notes                    (6,888,086)         (123,010)
     Borrowings under trust deeds and notes payable         3,543,592        16,700,976
     Payments under trust deeds and notes payable         (15,447,764)      (22,339,552)
     Common stock                                                   0             5,130
                                                         ------------      ------------
               Net cash used in financing activities      (14,804,062)       (4,969,796)
                                                         ------------      ------------
     Net decrease in cash and cash equivalents              ($124,442)       (2,389,636)
     Cash at beginning of period                              190,770         3,444,541
                                                         ------------      ------------
     Cash at end of period                                    $66,328        $1,054,905
                                                         ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (refunded) during the period for:
       Interest, net of amount capitalized                 $1,594,970          $195,968
       Income taxes                                                $0          ($45,131)

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Basis of presentation and going concern consideration

         The unaudited, condensed, consolidated financial statements included herein have been prepared by the registrant pursuant to the instructions for Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission ("SEC") and do not include all information and footnote disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements have not been audited by independent auditors in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Calprop Corporation ("the Company") and its results of operations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K.

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended September 30, 2004 and the year ended December 31, 2003, the Company has incurred net losses of approximately $2.7 million and $15.1 million, respectively. At September 30, 2004, the Company has cumulative losses of approximately $46.4 million, a stockholders' deficit of approximately $10.8 million and diminishing financial resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In order to obtain cash to continue the Company's operations and maintain viability as a going concern, most of the land held for development and an option to purchase property in Riverside County, California (discussed in Item 2 of this Report under the caption "Liquidity and capital resources") either has been or may be sold instead of being developed as originally intended. Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its single remaining construction project through 2005 using funds generated from operations and funds available under its existing bank loan commitment for that project.

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

         The results of operations for the three and nine months ended September 30, 2004 may not be indicative of the operating results for the year ending December 31, 2004.

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

         Employee stock plans - The Company complies with the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.
         148. The Company applies Accounting Principles Board No. 25 and related interpretations in accounting for its stock option plans, adjusted for stock dividends, and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock on the date of grant. Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2004, the pro forma effect on the Company's net income (loss) and per share amounts would be immaterial.

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

Note 3:  Earnings per share

         The following table sets forth the computation of basic and diluted net loss per share:

                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                   ------------------------   --------------------------
                                                                     2004          2003          2004           2003
                                                                   ----------   -----------   -----------   ------------
Loss from continuing operations                                     ($959,960)    ($599,199)  ($2,702,705)  ($11,491,219)
Income (loss) from discontinued operations                                 (7)    ($594,143)       46,629     (2,132,371)
                                                                   ----------   -----------   -----------   ------------

Numerator for basic and diluted net loss per share                  ($959,967)  ($1,193,342)  ($2,656,076)  ($13,623,590)
                                                                   ==========   ===========   ===========   ============
Denominator for basic net loss per share (weighted                  9,737,205    10,239,105     9,982,472     10,238,672
average outstanding shares)
   Effect of dilutive stock options                                         0             0             0              0
                                                                   ----------   -----------   -----------   ------------
Weighted average shares for dilutive net loss per share             9,737,205    10,239,105     9,982,472     10,238,672
                                                                   ==========   ===========   ===========   ============
Loss from continuing operations per common share - basic               ($0.10)       ($0.06)       ($0.27)        ($1.12)
                                                                   ==========   ===========   ===========   ============
Loss from continuing operations per common share - diluted             ($0.10)       ($0.06)       ($0.27)        ($1.12)
                                                                   ==========   ===========   ===========   ============

Loss from discontinued operations per common share - basic              $0.00        ($0.06)        $0.00         ($0.21)
                                                                   ==========   ===========   ===========   ============
Loss from discontinued operations per common share - diluted            $0.00        ($0.06)        $0.00         ($0.21)
                                                                   ==========   ===========   ===========   ============

Net loss per common share - basic                                      ($0.10)       ($0.12)       ($0.27)        ($1.33)
                                                                   ==========   ===========   ===========   ============
Net loss per common share - diluted                                    ($0.10)       ($0.12)       ($0.27)        ($1.33)
                                                                   ==========   ===========   ===========   ============

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

         Assets held for sale is summarized as follows:

                           September 30, 2004    December 31, 2003
Land                               $        0           $1,500,000
Building and improvements, net                           7,364,917
                                   ----------           ----------

Assets held for sale               $        0           $8,864,917
                                   ==========           ==========

         Depreciation expense for building and improvements for the nine months ended September 30, 2004 and 2003 was $0 and $146,250, respectively.

         Liabilities of assets held for sale is summarized as follows:

                                        September 30, 2004     December 31, 2003
Trust deeds and notes payable                   $        0            $7,678,544
Accounts payable and accrued liabilities                                  42,064
                                                ----------            ----------
Liabilities of assets held for sale
                                                $        0            $7,720,608
                                                ==========            ==========

         In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the net income (loss) of assets held for sale is reflected in the condensed consolidated statements of operations as discontinued operations for all periods presented. The following table summarizes the components of discontinued operations:

                                                      Nine Months Ended
                                                        September 30,
                                              --------------------------------
                                                  2004                 2003
                                              -----------          -----------
Revenues:
Rental income                                    $167,197             $758,973
Gain on sale of rental property                   135,083                    0
Gain on forgiven debt                             306,701              392,575
Interest and miscellaneous                          3,966               14,929
                                              -----------          -----------
  Total revenues                                  612,947            1,166,477
                                              -----------          -----------
Expenses:
Rental operating                                  253,213              492,859
General and administrative                          1,191                3,573
Depreciation                                            0              146,250
Interest                                          311,914              472,301
Recognition of impairment loss of rental
property                                                0            2,183,865
                                              -----------          -----------
  Total expenses                                  566,318            3,298,848
                                              -----------          -----------
Income (loss) from discontinued operations        $46,629          ($2,132,371)
                                              ===========          ===========

Note 5: Contingency

         The Company has entered into an agreement to sell its contractual option rights to purchase property in Riverside County, California. Sale of the option is contingent upon the recording of the final map for the property which is expected to occur in December 2004. In the event that required governmental approvals are not obtained and the final map cannot be recorded, the Company will be obligated to reimburse the buyer for $2,375,000 in proceeds which was paid to the previous owner to close the purchase of the property.

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

         The Company has decreased its portfolio of real estate holdings substantially over the last twelve months in an effort to reduce its operations and repay debt in response to the Company's weakened financial condition and resulting need to conserve cash. The Company's chairman of the board and chief executive officer, who is also the Company's single largest stockholder, has proposed to the Company's board of directors that they consider a transaction in which he and certain other current stockholders would become the Company's sole stockholders, with cash to be paid to the Company's other stockholders. See "Proposed going private transaction."

Results of operations

         The Company has only one remaining development and construction project, the High Ridge Court project in Thornton, Colorado. Real estate sales for the three months ended September 30, 2004 decreased 79% to $1,177,412 compared to $5,569,748 in the corresponding prior year period. Real estate sales for the nine months ended September 30, 2004 decreased 49% to $9,081,536 compared to $17,734,926 in the corresponding prior year period. This decrease in real estate sales was due to a decrease in the quantity of homes sold, lower sales prices resulting from decreased market demand, and the higher cost of building homes. In the third quarter of 2004 the Company sold five homes at an average sales price of $235,482, compared to 12 homes sold in the third quarter of 2003 at an average sales price of $256,124. In the first nine months of 2004, the Company sold 38 homes with an average sales price of $238,987. In the first nine months of 2003, the Company sold 45 homes with an average sales price of $338,637 plus 50 finished lots for $2,496,260. As a result of the preceding, the Company had a loss from development operations of $1,566,276 in the first nine months of 2004 as compared to a loss of $302,463 in the corresponding prior year period.

         Sales of land, primarily from the Rohnert Park and Mission Gorge projects, have resulted in a gain of $1,310,214 during the nine months ended September 30, 2004. During the corresponding prior year period, the Company sold 24.5% of its 25.0% interest (retaining a 0.5% interest) in RGC Carmel Country, LLC (the "Joint Venture") to related parties, and recorded a gain of $2,000,000 on the sale. The Company remained liable, on a contingent basis through a guarantee, with respect to a mortgage loan payable by the Joint Venture until the property was sold in September 2004.

         General and administrative expenses increased to $590,442 for the third quarter of 2004 compared to $307,787 in the corresponding prior year period. These expenses increased to $1,437,117 for the nine months ended September 30, 2004 compared to $1,257,560 in the corresponding prior year period. The increase resulted from the payout of severance costs to key employees who resigned or terminated employment with the Company in the third quarter of 2004. Due to the net operating loss carryforward available from the prior year and the net loss incurred year-to-date, a provision for income taxes has not been recorded in 2004.

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

Liquidity and capital resources

         As of September 30, 2004, the Company had one remaining loan commitment, from a financial institution, of approximately $1,711,000, which may be drawn down by the Company upon the satisfaction of certain conditions for use in connection with its development project described below.

         As of September 30, 2004, the Company had one revenue generating project, High Ridge Court. As of September 30, 2004, the Company had 12 homes under construction in this project of which five were in escrow to be sold (in "backlog"), plus one unsold model unit. Comparatively, the Company had a backlog of eight units as of September 30, 2003. The gross revenues of such backlog was $1,163,000 and $2,179,000 as of September 30, 2004 and 2003, respectively.

         The Company has entered into an agreement to sell its contractual option rights to purchase property in Riverside County, California. Sale of the option for $9,400,000 is contingent upon the recording of the final subdivision map for the property which is expected to occur in December 2004. Of this amount, $3,000,000 will be held back and released when the lots are in blue-topped condition, which is expected to occur during the first quarter of 2005. In the event that required governmental approvals are not obtained and the final map cannot be recorded, the Company will be obligated to reimburse the buyer for $2,375,000 in proceeds which was paid to the previous owner to close the purchase of the property. If this transaction is completed as planned, the Company expects to record a net gain of approximately $8,300,000 on the transaction. It is expected that this gain would substantially reduce the Company's curent deficit in stockholders equity. It cannot be stated with certainty, however, that the transaction will be completed as planned, nor is there any assurance that the Company will not incur other significant losses that would offset the positive effect on stockholders equity of any such gain.

         The Company has approximately 20 acres of undeveloped land in Riverside County, California which may be sold or developed. Also, the Company is in escrow to purchase approximately 24 acres of unimproved land in Murietta, California for which it is in the process of seeking to obtain governmental approvals to develop the land into single family homes. If such entitlements are obtained, and if equity and debt funding can be obtained, the Company plans to develop the Murietta property or a substantial portion thereof during 2005.

         In order to obtain cash to continue the Company's operations and maintain viability as a going concern, most of the land held for development and an option to purchase property in Riverside County, California either has been or may be sold instead of being used as originally intended. Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its single remaining construction project through 2005 using funds generated from operations, including funds to be received from sale of the option discussed above, and funds available under its existing bank commitment.

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended September 30, 2004 and the year ended December 31, 2003, the Company has incurred net losses of approximately $2.7 million and $15.1 million, respectively. At September 30, 2004, the Company has cumulative losses of approximately $46.4 million, a stockholders' deficit of approximately $10.8 million and diminishing financial resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Proposed going private transaction

         Mr. Victor Zaccaglin, who is the Company's chairman of the board, chief executive officer and single largest stockholder, has proposed to the Company's board of directors that the Company become a privately held company. As currently envisioned by Mr. Zaccaglin, the transaction would involve a tender offer for outstanding Company stock by a corporation to be formed by Mr. Zaccaglin and to which certain other existing Company stockholders would contribute their Company shares, followed by a merger of that corporation with the Company in which cash would be paid at the same amount per share as that paid in the tender offer for any publicly held Company shares not tendered in the tender offer. Mr. Zacaglin and the other stockholders expected to participate in the merger currently own approximately 83% of the Company's outstanding shares. No specific price has been proposed by Mr. Zaccaglin for the acquisition of the Company's publicly held shares and there is no assurance that any transaction will actually be commenced or completed.

         The Company has retained Duff & Phelps, LLC to provide financial advice to the Company in connection with its consideration of a possible transaction and to provide its opinion with respect to whether any specific transaction that may ultimately be proposed by Mr. Zaccaglin is fair to the Company's public stockholders from a financial point of view.

         Mr. Zaccaglin's proposal and the board of director's consideration of that proposal are prompted by the Company's deteriorating financial condition, the substantial continuing costs that will be incurred if the Company remains a publicly traded company and uncertainty regarding the Company's continuing viability on a long term basis unless it obtains additional equity capital.


Contractual obligations

         Our significant contractual obligations as of September 30, 2004 were as follows:

                                                   Payments Due by Period
-----------------------------    --------------------------------------------------------
                                     2004           2005            2006         Total
Debt                             $11,292,993     $2,123,122             $0    $13,416,115
Operating leases                      26,103        169,471        145,159        340,733
                                 -----------    -----------    -----------    -----------
Total contractual obligations    $11,319,096     $2,292,593       $145,159    $13,756,848
                                 ===========    ===========    ===========    ===========

         At September 30, 2004, we had scheduled maturities on existing debt of $11,292,993 through December 31, 2004. Of this amount, $140,076 is due to a financial institution and the balance is owed to related parties. Our ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on our future performance, which is subject to general economic, financial, competitive and other factors beyond our control. We believe our borrowing availability under our existing credit facility, our operating cash flow, and proceeds from the planned sales of properties described above should provide the funds necessary to meet our working capital requirements in 2005 through the completion of our current remaining development and construction project. We will need, however, to obtain new equity capital and debt funding to be able to develop the Murietta property or to commence any new development projects. Our recent operating results and significant deficit in stockholders equity will make obtaining any such financing extremely difficult and there is no assurance that such financing can be obtained. In this connection, Victor Zaccaglin, who is our chief executive officer and is one of two substantial stockholders who have loaned money to us for working capital and other purposes (referred to herein as "related party loans") has indicated that he does not currently intend to make loans or provide equity capital to us for new projects. In addition, even if all currently anticipated sales of properties are completed and our remaining development project is completed, we anticipate that we will not be able to repay all of our existing related party indebtedness and there is no assurance that the related parties to whom such indebtedness is owed will continue to extend the required repayment dates of such indebtedness.

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

         As of September 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were not effective. Even though the Company's policies provide for adequate procedures and controls to ensure that the relevant information is recorded, processed, summarized and reported to the Company's management or other person involving similar functions, the Company's procedures and mechanisms for outsourcing personnel in particular situations is inadequate. The Company has concluded that it lacks the necessary procedures and mechanism in place to compensate for unexpected and/or extended leaves of any of its accounting and other relevant employees, and has not had sufficient personnel to permit timely filing of the Company's required reports with the SEC.

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


                        CALPROP CORPORATION


                   By:   /s/ Henry Nierodzik    .
                        -------------------------
                        Henry Nierodzik
                        Chief Accounting Officer
                        December 10, 2004