Form 10-Q/A
period 2004-03-31
CALPROP CORP
filed 2005-01-05
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2004 or
                                   --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _______ to ________

Commission File Number  1-6844
                       -------

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)


            California                                       95-4044835
--------------------------------------------------------------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

13160 Mindanao Way, Suite 180, Marina Del Rey, California         90292
---------------------------------------------------------     -------------
       (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number) (310) 306-4314
                                --------------

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

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

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information


Important Note: For the reasons discussed in Item 4 "Controls and Procedures", this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is being filed on a delayed basis concurrently with the Company's Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004 and should be read in conjunction with these reports. Portions of the information contained herein regarding management's plans and a proposal made to the board of directors that the Company become a privately held company are described as of the date hereof, rather than as of the end of the period covered by this report.

                               CALPROP CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             March 31,                December 31,
                                                  2004                        2003
                                      -----------------           -----------------
Investment in real estate
  Real estate under development            $13,023,130                 $13,175,441
  Assets held for sale                               0                   8,864,917
                                      -----------------           -----------------
    Total investment in real estate         13,023,130                  22,040,358

Other assets:
  Cash and cash equivalents                     75,255                     190,770
  Other assets                                 983,461                   1,292,744
                                      -----------------           -----------------
     Total other assets                      1,058,716                   1,483,514
                                      -----------------           -----------------

     Total assets                          $14,081,846                 $23,523,872
                                      =================           =================

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                           March 31,                December 31,
                                                                2004                        2003
                                                    -----------------           -----------------
Liabilities:
  Trust deeds and notes payable                           $1,034,571                  $4,365,703
  Related-party notes                                     15,511,325                  16,482,631
                                                    -----------------           -----------------
     Total trust deeds, notes payable and                 16,545,896                  20,848,334
     related-party notes
  Liabilities of assets held for sale                              0                   7,720,608
  Accounts payable and accrued liabilities                 5,905,422                   2,521,487
  Warranty reserves                                          691,488                     686,376
                                                    -----------------           -----------------
     Total liabilities                                    23,142,806                  31,776,805
                                                    -----------------           -----------------

Stockholders' deficit:
  Common stock, no par, $1 stated value
    Authorized - 20,000,000 shares;
    Issued and outstanding - 10,239,105 shares
    at March 31, 2004 and December 31, 2003               10,239,105                  10,239,105
  Additional paid-in capital                              25,850,776                  25,850,776
  Stock purchase loans                                      (554,376)                   (549,084)
  Accumulated deficit                                    (44,596,465)                (43,793,730)
                                                    -----------------           -----------------
     Total stockholders' deficit                          (9,060,960)                 (8,252,933)
                                                    -----------------           -----------------

                                                         $14,081,846                 $23,523,872
                                                    =================           =================

                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                         ---------------------------------
                                                               2004              2003
                                                         ---------------   ---------------
Development operations:
  Real estate sales                                          $3,656,711        $4,572,279
  Cost of real estate sales                                   4,517,144         5,102,958
                                                         ---------------   ---------------

Loss from development operations                               (860,433)         (530,679)

Other income:
  Gain on sale of investment in real estate venture                   0         2,000,000
  Gain on sale of land                                          797,910                 0
  Interest and miscellaneous                                     54,281            65,742
                                                         ---------------   ---------------
Total other income                                              852,191         2,065,742

Other expenses:
   General and administrative                                   477,246           481,865
   Interest                                                     364,436           308,378
                                                         ---------------   ---------------
Total other expenses                                            841,682           790,243

Minority interests                                                                    764
                                                         ---------------   ---------------
(Loss) income from continuing operations before                (849,924)          744,056
provision for income taxes
Provision for income taxes                                            0           275,025
                                                         ---------------   ---------------
(Loss) income from continuing operations                       (849,924)          469,031
Discontinued operations:
Income (loss) from discontinued operations                       47,189           (55,687)
                                                         ---------------   ---------------

Net (loss) income                                             ($802,735)         $413,344
                                                         ===============   ===============

                     The accompanying notes are an integral
                       part of these financial statements.

                               CALPROP CORPORATION

                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             ----------------------
                                                                              2004            2003
                                                                             -------         ------
(Loss) income from continuing operations per common share - basic            ($0.08)         $0.05
                                                                             =======         ======
(Loss) income from continuing operations per common share - diluted          ($0.08)         $0.05
                                                                             =======         ======
Loss from discontinued operations per common share - basic                   $ 0.00         ($0.01)
                                                                             =======         ======
Loss from discontiinued operations per common share - diluted                $ 0.00         ($0.01)
                                                                             =======         ======
Net (loss) income per common share - basic                                   ($0.08)         $0.04
                                                                             =======         ======
Net (loss) income per common share - diluted                                 ($0.08)         $0.04
                                                                             =======         ======


                     The accompanying notes are an integral
                      part of these financial statements.

                               CALPROP CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                           2004              2003
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                    ($802,735)         $413,344
     Adjustments to reconcile net (loss) income to net
         cash provided by (used in) operating activities:
         Minority interests                                                       0               764
         Gain on sale of land                                              (797,910)                0
         Gain on sale of investment in real estate venture                        0        (2,000,000)
         Gain on forgiven debt                                             (306,701)                0
         Gain on sale of rental property                                   (135,083)                0
          Loss on sale of property and equipment                             29,726             1,312
          Depreciation and amortization                                       6,954            83,699
         Provision for  warranty reserves                                    12,000            12,000
         Deferred income taxes                                                    0           211,169
         Interest accrued for executive stock purchase loans                 (5,292)           (5,234)
     Increase (decrease) in cash and cash equivalents
         attributable to changes inoperating assets
         and liabilities:
         Other assets                                                       178,837           (13,024)
         Accounts payable and accrued liabilities                         3,341,871          (395,519)
         Warranty reserves                                                   (6,888)          (12,981)
         Real estate under development                                      950,221         1,661,870
                                                                       ------------      ------------
              Net cash provided by (used in) operating activities         2,465,000           (42,600)
                                                                       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in rental property                                                0            (5,388)
     Proceeds from sale of rental property                                9,000,000                 0
     Proceeds from sale of property and equipment                            93,766             1,000
                                                                       ------------      ------------
              Net  cash provided by (used in) investing activities        9,093,766            (4,388)
                                                                       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under related-party notes                                   190,413                 0
     Payments under related-party notes                                    (855,018)                0
     Borrowings under trust deeds and notes payable                         667,196         2,146,271
     Payments under trust deeds and notes payable                       (11,676,872)       (3,603,162)
     Common stock                                                                 0             5,130
                                                                       ------------      ------------
               Net cash used in financing activities                    (11,674,281)       (1,451,749)
                                                                       ------------      ------------
     Net decrease in cash                                                  (115,515)       (1,498,749)
     Cash at beginning of period                                            190,770         3,444,541
                                                                       ------------      ------------
     Cash at end of period                                                  $75,255        $1,945,792
                                                                       ============      ============

                     The accompanying notes are an integral
                       part of these financial statements

                               CALPROP CORPORATION

                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                       ------------------------------
                                                            2004            2003
                                                       ------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (refunded) during the period for:
       Interest, net of amount capitalized                 $364,436        $384,740
       Income taxes                                               0       ($73,486)

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

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended March 31, 2004 and the year ended December 31, 2003, the Company has incurred net losses of approximately $0.8 million and $15.1 million, respectively. At March 31, 2004, the Company has cumulative losses of approximately $44.6 million, a stockholders' deficit of approximately $9.1 million and diminishing financial resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The results of operations for the three months ended March 31, 2004 may not be indicative of the operating results for the year ending December 31, 2004.

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

         Employee stock plans - The Company complies with the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based

         Compensation," as amended by SFAS No. 148. The Company applies Accounting Principles Board No. 25 and related interpretations in accounting for its stock option plans, adjusted for stock dividends, and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock on the date of grant. Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option-pricing model for the three months ended March 31, 2004, the pro forma effect on the Company's net income (loss) and per share amounts would be immaterial.


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

Note 3:  Earnings per share

         The following table sets forth the computation of basic and diluted net
(loss) income per share:

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                        -----------------------------------------
                                                                              2004                      2003
                                                                        ---------------           ---------------
Income (loss) from continuing operations                                      ($849,924)                 $469,031
Income (loss) from discontinued operations                                       47,189                   (55,687)
                                                                        ---------------           ---------------

Numerator for basic and diluted net (loss) income per share                   ($802,735)                 $413,344
                                                                        ===============           ===============
Denominator for basic net (loss) income per share                            10,239,105                10,239,105
(weighted average outstanding shares) Effect of dilutive stock options                0                    18,228
                                                                        ---------------           ---------------
Weighted average shares for dilutive net income per share                    10,239,105                10,257,333
                                                                        ===============           ===============
(Loss) income from continuing operations per common share - basic                ($0.08)                    $0.05
                                                                        ===============           ===============
(Loss) income from continuing operations per common share - diluted              ($0.08)                    $0.05
                                                                        ===============           ===============

Loss from discontinued operations per common share - basic                        $0.00                    ($0.01)
                                                                        ===============           ===============
Loss from discontinued operations per common share - diluted                      $0.00                    ($0.01)
                                                                        ===============           ===============

Net (loss) income per common share - basic                                       ($0.08)                    $0.04
                                                                        ===============           ===============
Net (loss) income per common share - diluted                                     ($0.08)                    $0.04
                                                                        ===============           ===============


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

         Assets held for sale is summarized as follows:

                                      March 31, 2004     December 31, 2003
                                      --------------     -----------------
Land                                            $0          $1,500,000
Building and improvements, net                  $0          $7,364,917
                                        ----------          ----------

Assets held for sale, net                       $0          $8,864,917
                                        ==========          ==========

         Depreciation expense for building and improvements for the three months ended March 31, 2004 and 2003 was $0 and $73,125, respectively.

         Liabilities of assets held for sale is summarized as follows:

                                             March 31, 2004    December 31, 2003
                                             --------------    -----------------
Trust deeds and notes payable                          $0          $7,678,544
Accounts payable and accrued liabilities               $0          $   42,064
                                               ----------          ----------
Liabilities of assets held for sale
                                                       $0          $7,720,608
                                               ==========          ==========

         In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the net loss of assets held for sale is reflected in the condensed consolidated statements of operations as discontinued operations for all periods presented. The following table summarizes the components of discontinued operations:

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                         2004               2003
                                                    ---------          ---------
Revenues:
Rental income                                        $167,197           $253,782
Gain on sale of rental property                       135,083                  0
Gain on forgiven debt                                 306,701                  0
Interest and miscellaneous                              3,966              6,999
                                                    ---------          ---------
  Total revenues                                      612,947            260,781
                                                    ---------          ---------
Expenses:
Rental operating                                      252,654            112,090
General and administrative                              1,191              1,191
Depreciation                                                0             73,125
Interest                                              311,913            130,062
                                                    ---------          ---------
  Total expenses                                      565,758            316,468
                                                    ---------          ---------
Income (loss) from discontinued operations            $47,189           ($55,687)
                                                    =========          =========

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

Note 6:  Subsequent events

         On May 6, 2004, the Company sold the remainder of the Saddlerock project for a gross sales price of $1,390,000. There was no gain or loss on this transaction.

         On May 21, 2004, the Company sold the Mission Gorge property for a gross sales price of $6,849,679. As a result, the Company will record a gain on the sale of land of $431,703 in the second quarter of 2004.

         On June 18, 2004, the Company entered into an agreement to sell its contractual option rights to purchase property in Riverside County, California. Sale of the option for $9,400,000 is contingent upon the recording of the final subdivision map for the property, which is expected to occur in December 2004. Of this amount, $3,000,000 will be held back and released when the lots are in blue-topped condition, which is expected to occur during the first quarter of 2005. In the event that required governmental approvals are not obtained and the final mapping cannot be recorded, the Company will be obligated to reimburse the buyer for $2,375,000 in proceeds which was paid to the previous owner to close the purchase of the property.

         All note obligations with maturity dates occurring before December 31, 2004 have been extended to December 31, 2004.

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

Results of operations

         The Company has two remaining development and construction projects:
High Ridge Court and Saddlerock. Real estate sales for the three months ended March 31, 2004 decreased 20.0% to $3,656,711 from $4,572,279 for the three months ended March 31, 2003. The decrease in real estate sales for the three-month period in 2004 compared to 2003 was due to lower sales prices resulting from decreased market demand. In the first quarter of 2004, the Company sold 12 homes with an average sales price of $304,726. In the first quarter of 2003, the Company sold 12 homes with an average sales price of $381,023. The Company had a loss from development operations of $860,433 in the first quarter of 2004 as compared to a loss of $530,679 in the first quarter of 2003.

         General and administrative expenses decreased to $477,246 in the three months ended March 31, 2004 from $481,865 in the corresponding period. The decrease is due to the focus efforts to decrease corporate overhead costs and a decrease in sales volume. Due to the net operating loss carryforward available from the prior year and the net loss incurred year-to-date, a provision for income taxes has not been recorded in 2004.

         Sale of land primarily from the Rohnert Park project has resulted in a gain of $797,910 during the three months ended March 31, 2004. During the corresponding prior year period, the Company sold 24.5% of its 25.0% interest (retaining a 0.5% interest) in RGC Carmel Country, LLC, (the "Joint Venture") to related parties, and recorded a gain of $2,000,000 on the sale. The Company remained liable, on a contingent basis through a guarantee, with respect to the mortgage loan payable by the Joint Venture until the property was sold in September 2004.

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

Liquidity and capital resources

         As of March 31, 2004, the Company had one remaining loan commitment from a financial institution of approximately $3,371,000, which may be drawn down by the Company upon the satisfaction of certain conditions for use in connection with its development projects described below.

         As of March 31, 2004, the Company has 35 homes under construction of which 11 were in escrow to be sold, plus one model unit. Additionally, the Company has an inventory of three lots under development. The Company had 11 units in escrow ("backlog") compared with a backlog of 16 units as of March 31, 2003. The gross revenues of such backlog was $2,877,000 and $5,375,000 as of March 31, 2004 and 2003, respectively.

         The Company entered into an agreement in the the second quarter of 2004 to sell its contractual option rights to purchase property in Riverside County, California. Sale of the option for $9,400,000 is contingent upon the recording of the final subdivision map for the property, which is expected to occur in December 2004. Of this amount, $3,000,000 will be held back and released when the lots are in blue-topped condition, which is expected to occur during the first quarter of 2005. In the event that required governmental approvals are not obtained and the final map cannot be recorded, the Company will be obligated to reimburse the buyer for $2,375,000 in proceeds which was paid to the previous owner to close the purchase of the property. If this transaction is completed as planned, the Company expects to record a net gain of approximately $8,300,000 on the transaction. It is expected that this gain would substantially reduce the Company's current deficit in stockholders' equity. It cannot be stated with certainty, however, that the transaction will be completed as planned, nor is there any assurance that the Company will not incur other significant losses that would offset the positive effect on stockholders' equity of any such gain.

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

         In order to obtain cash to continue the Company's operations and maintain viability as a going concern, most of the land held for development and an option to purchase property in Riverside County, California either has been or may be sold instead of being developed as originally intended. Based on its agreements with lenders, the Company believes that it will have sufficient liquidity to finance its single remaining construction project through 2005 using funds generated from operations, including funds to be received from sale of the option discussed above and funds available under its existing bank loan agreement for that project.

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended March 31, 2004 and the year ended December 31, 2003, the Company has incurred net losses of approximately $0.8 million and $15.1 million, respectively. At March 31, 2004, the Company has cumulative losses of approximately

$44.6 million, a stockholders' deficit of approximately $9.1 million and diminishing financial resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual obligations

         Our significant contractual obligations as of March 31, 2004 were as follows:

                                            Payments Due by Period
-----------------------------    ---------------------------------------------
                                      2004         2005-2006         Total
Debt                              $11,302,714      $5,243,182     $16,545,896
Operating leases                      173,195         276,684         449,879
                                  -----------     -----------     -----------
Total contractual obligations     $11,475,909      $5,519,866     $16,995,775
                                  -----------     -----------     -----------


         At March 31, 2004, we had scheduled maturities on existing debt of $11,302,714 through December 31, 2004. Of this amount, $1,378,337 is due to a financial institution and the balance is owed to related parties. Our ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on our future performance, which is subject to general economic, financial, competitive and other factors beyond our control. We believe our borrowing availability under our existing credit facility, our operating cash flow, and proceeds from the planned sales of properties described above should provide the funds necessary to meet our working capital requirements in 2005 through the completion of our current remaining development and construction project. We will need, however, to obtain new equity capital and debt funding to be able to develop the Murietta property or to commence any new development projects. Our recent operating results and significant deficit in stockholders' equity will make obtaining any such financing extremely difficult and there is no assurance that such financing can be obtained. In this connection, Mr. Zaccaglin, who is our chief executive officer and is one of two substantial stockholders who have loaned money to the Company for working capital and other purposes (referred to herein as "related party loans"), has indicated that he does not currently intend to make loans or provide equity capital to the Company for new projects. In addition, even if all currently anticipated sales of properties are completed and our remaining development project is completed, we anticipate that we will not be able to repay all of our existing related party indebtedness and there is no assurance that the related parties to whom such indebtedness is owed will continue to extend the required repayment dates of such indebtedness.

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

         As of March 31, 2004, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were not effective. Even though the Company's policies provide for adequate procedures and controls to ensure that the relevant information is recorded, processed, summarized and reported to the Company's management or other person involving similar functions, the Company's procedures and mechanisms for outsourcing personnel in particular situations is inadequate. The Company has concluded that it lacks the necessary procedures and mechanism in place to compensate for unexpected and/or extended leaves of any of its accounting and other relevant employees, and has not had sufficient personnel to permit timely filing of the Company's required reports with the SEC.

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

  CALPROP CORPORATION
                   By:  /s/ Henry Nierodzik                         .
                      -----------------------------------------------
                        Henry Nierodzik
                        Chief Accounting Officer
                        December 10, 2004