Form 10-K/A
period 2003-12-31
CALPROP CORP
filed 2005-05-23
CIK 16496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003        Commission File Number 1-6844

                               CALPROP CORPORATION

Incorporated in California         I.R.S. Employer Identification No. 95-4044835
13160 Mindanao Way, Suite 180
Marina del Rey, CA 90292-7903
(310) 306-4314

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, no
                                                              par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X_.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this form 10-K/A or any amendment to this Form 10-K/A. _X_

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                            $1,138,300 at May 3, 2005

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   9,737,205 Shares Outstanding at May 3, 2005

                                EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A (this "Amendment") is being filed to amend and restate Item 9A of Part II of the Registrant's Annual report on Form 10-K for the fiscal year ended December 31, 2003, filed on July 6, 2003(the "Original 10-K"), as amended by the Registrants Form 10-K/A for the fiscal year ended December 31, 2003, filed on August 24, 2003 (the "Amendment No. 1"). This Amendment does not otherwise alter the disclosures set forth in the Original 10-K or Amendment No. 1 and does not reflect events occurring after the filing of the Original 10-K or Amendment No.1. This Amendment is effective for all purposes as of the date of the filing of the Original 10-K.

     For purposes of this Amendment, Item 9A of Part II is hereby amended and restated in its entirety to read as follows:

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

     During the last half of the calendar year 2003, and while the Company was preparing to file its Form 10-Qs for the time periods ending June 30, 2003 and September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, as described in more detail below, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective. However, the Company also concluded that the Company's internal controls over financial reporting were effective and that the material weakness in the Company's disclosure and control procedures did not impact the Company's financial statements. Internal controls over financial reporting are designed to provide reasonable assurances that that relevant information is recorded, processed, summarized and reported to the Company's management or other person involving similar functions regarding to ensure the reliability of the financial statements in accordance with generally accepted accounting principles.

     As stated above, the Company discovered a material weakness in its disclosure control and procedures while the Company was attempting to file its Form 10-Qs for the time periods ending June 30, 2003 and September 30, 2003. Simultaneously with the preparation of the foregoing Form 10-Qs, and in light of the Company's deteriorating financial viability and understaffed operations, the Company filed a Schedule 13E-3 on July 11, 2003 (the "Schedule 13E-3") in an attempt to effectuate a reverse stock split and become a privately held company in order to alleviate many of the substantial costs (specifically attorney and accounting fees) of being a public reporting company. The Company received several rounds of extensive SEC comments to the Schedule 13E-3 and in an effort to respond to these comments in a timely manner, the Company dedicated the already sparse Company resources to address those comments. Furthermore, the Company's resources utilized to address the SEC's comments to the Schedule 13E-3 were the same personnel that were ultimately responsible for preparing the Company's Form 10-Qs and assisting Deloitte & Touche LLP ("Deloitte") during the review and audit process. Moreover, during this time, the Company's controller, who maintained a critical role in the filing of the Company's reports, commenced a medical leave on August 18, 2003 and was essentially unavailable for the following six month period. The controller returned to the Company on January 1, 2004, but only on a part time basis, and subsequently resigned on August 25, 2004. In light of the foregoing, the Company has concluded that even though the Company has adequate procedures and controls in place to ensure that the relevant information is recorded, processed, summarized and reported to the Company's management or other person involving similar functions, it was understaffed and lacked the necessary procedures and mechanisms to compensate for unexpected and/or extended leaves of any of its accounting and other relevant employees, and this material weakness is the sole reason why the Company has not filed its required reports with the SEC in a timely manner.

     Deloitte, the Company's former auditors, in a letter addressed to the SEC, reviewed and concurred with the Company's findings regarding the material weakness in the Company's disclosure and control procedures (see Exhibit 16.1 to the Company's Form 8-K dated July 13, 2004 (the "Form 8-K"), which was filed by the Company to disclose a change in the Company's certifying accountant to Rothstein, Kass & Co.; the Form 8-K is hereby is incorporated into this Amendment by this reference).

     The Company is currently taking corrective measures to rectify the foregoing material weakness in its disclosure controls and procedures to ensure timely filing of its required reports under the Securities Exchange Act of 1934. These corrective measures involve the cross training of employees, establishing outsourcing mechanisms for unanticipated situations where outsourcing of personnel becomes a necessary, and engaging the services of outside third parties to help as necessary in preparation of the 10Q or 10K reports after all the accounting work has been done. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In light of the fact that the Company has moved its principal office during the month of January 2005 and has recently dedicated many of its staff resources to prepare and file the Solicitation/Recommendation Statement for the Company on the Schedule 14D-9 that was filed with the SEC on March 25, 2005, and on April 21, 2005 in response to the recent tender offer launched by Newcal Corporation, a California corporation on March 25, 2005. The Company is still in the process of taking these corrective measures and anticipates that the corrective measures will be in place as soon as the Form 10-K for the calendar year 2004 is filed with the SEC.

     The Company realizes that it is currently delinquent in filing its Form10-K for the calendar year 2004. The Company's new auditors, Rothstein, Kass & Co. are currently in the process of reviewing the Company's records and finalizing their audit. Once the audit is complete, the Company is ready to complete the process of filing the Form10-K for the calendar year 2004.

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

Dated: May 20, 2005
      --------------
                                               Calprop Corporation,
                                               A California Corporation

                                               /s/ Henry Nierodzik
                                               -------------------

                                               Henry Nierodzik
                                               Chief Accounting Officer

                        STATEMENT WITH RESPECT TO FILINGS
                        ---------------------------------



The undersigned acknowledges that:

    1. The undersigned is responsible for the adequacy and accuracy of the disclosure in the Form 10-K, as amended, for the year ending December 31, 2003.

    2. The Securities and Exchange Commission staff's comments or change made to the disclosures in response to the staff's comments do not foreclose the Commission from taking any action with respect to the filings; and

    3. The undersigned may not assert the staff's comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States.



Dated: May 20, 2005



Calprop Corporation,
A California Corporation


By: /s/Henry Nierodzik
   ---------------------
Name: Henry Nierodzik
Its: Chief Accounting Officer