Form 10-K
period 2004-12-31
CALPROP CORP
filed 2005-07-13
CIK 16496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004        Commission File Number 1-6844

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K ___.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes___ No _X_.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                           $1,138,300 at May 25, 2005

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  9,737,205 Shares Outstanding at May 25, 2005

                                     PART I

ITEM 1.  Business

General

     Calprop Corporation (the "Company") designs, constructs, and sells single-family detached homes and townhomes as part of condominiums or planned unit developments in California and Colorado. The Company selects and acquires the site, secures construction financing and constructs and sells homes. The Company also sells improved lots in these locations. The Company selects projects of varying types in several local markets in an effort to reduce the risks inherent in the residential housing industry. To enable the Company to adapt to the changing market conditions and to control its overhead expenses, the Company performs its construction activities through independent subcontractors under the direction of on-site construction supervisors employed by the Company rather than employing a permanent construction work force. The Company does not generally finance the purchase of its homes, but has done so in the past to facilitate sales and may do so in the future to the extent it is feasible, if market conditions require such financing. In addition to the continuing emphasis on single-family construction, the Company also designs, constructs, and leases apartments and townhomes in California.

     During 2004, the Company was primarily engaged in the disposition of real estate assets in order to continue operations and maintain viability as a going concern. As of December 31, 2004, the Company owned one residential housing project in the final stages of development consisting of nine homes under construction (including three homes in escrow and one model home), as well as various undeveloped properties and options held for sale or speculative development. Under approval by the Board of Directors and for the intention of having Calprop Corporation become a privately held organization, a tender offer was extended to shareholders. The tender offer was successfully completed by May 26, 2005. See Item 7 concerning "Going private transaction".

Residential Housing Industry

     The residential housing industry includes several hundred developers and home builders of various sizes and capabilities. The development process starts with the acquisition of a raw parcel of land. The developer prepares preliminary plans, environmental reports and obtains all necessary governmental approvals, including zoning and conditional use permits before subdividing the land into final tract maps and approved development plans. The subdivided parcel is then graded and the infrastructure of roads, sewers, storm drains, and public utilities are added to develop finished lots. Building permits are obtained and housing is constructed, and then sold or rented. Residential housing is constructed in a variety of types, including single-family detached homes (ranging from the less expensive "first-time buyer" homes to the medium priced "trade-up" homes to the more expensive "custom" homes), patio-homes (adjacent homes with party walls), condominiums (owner-occupied multifamily housing), and multifamily rental housing (apartments, retirement homes and other types of non-owner occupied multifamily housing). Any of these types can be built as part of a planned unit development with common areas such as green belts, swimming pools and other recreational facilities for common use by occupants.

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

Future Projects

     As the Company intends to continue specializing in the construction and sale of single-family and multifamily housing, the Company is considering potential projects for development. In addition to the construction and sale of single-family and multifamily housing, the Company is in the market to construct and lease single-family and multifamily housing. This market would provide consistent cash flow in the cyclical industry of real estate development. The following discussion is the process which the Company follows to acquire land, entitle, market and build residential housing projects.

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

     The Company acts as its own general contractor, and its supervisory employees coordinate all work on a project. The Company has been engaged to act as general contractor to other related-party entities as well. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in the pre-construction aspects of the project. The Company's construction activities are conducted through independent subcontractors, under fixed-price contracts, operating in conformity with plans, specifications and detailed drawings furnished by the Company and under the direction of on-site construction supervisors employed by the Company. Generally, the Company solicits bids from several potential subcontractors and awards a contract for a single phase of a project based on the subcontracting bid as well as the Company's knowledge of the subcontractor's work and reputation. Subcontracting enables the Company to retain the necessary flexibility to react to changes in the demand for housing, and to utilize the management strengths, specialization capabilities, equipment and facilities of its subcontractors without large capital investments of its own.

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

     The Company secures raw materials, fixtures and furnishings directly or through its subcontractors from customary trade sources. Although certain products have been in short supply from time to time, such shortages have not impaired the Company's ability to conduct its business in the past and are not expected to do so in the near future.

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

     Schedule II to the consolidated financial statements sets forth the Company's warranty reserves which the Company believes are adequate. Normal warranty costs are accrued at the close of escrow and held on a project until two years after the project is completed and all completion bonds posted with governmental agencies are released.

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

Employees

     The Company had approximately seven full-time employees, including two executive officers, four persons in its finance, marketing and operations departments, and one general laborer at December 31, 2004. The Company also employs temporary and part-time laborers from time to time as necessary. None of the Company's employees are currently represented by a collective bargaining unit. The Company compensates its employees with salaries and fringe benefits that it believes are competitive with the building industry and the local economy. The Company believes that relations with its employees generally are excellent.

Licensing

     The Company is licensed by the State of California as a general building contractor, and this license is essential to its operations. This license must be renewed every two years. The Company's current license expires in July of 2006.

ITEM 2.  Properties

Current projects

     The information below describes the Company's real estate holdings as of December 31, 2004 and during the previous twelve months:

                                 Units sold                   Units sold    Remaining
                                   during     Units under     subject to   units to be
                                  12 months   construction   construction      sold
                                    ended        as of           as of        as of
Development projects              12/31/04     12/31/04        12/31/04      12/31/04
--------------------            --------------------------------------------------------
1.   High Ridge Court                24            8               3          6 (B)
2.   Saddlerock                      18           --              --            --
3.   Rohnert Park                    (A)          --              --            --
4.   Parcwest                        (A)          --              --            --
5.   Mission Gorge                   (A)          --              --            --
                                --------------------------------------------------------
             Total                   42            8               3            6
                                --------------------------------------------------------

Undeveloped land or options         Size
                                --------------
6. Smolin Land                     28 lots
7. Winkler Acres                   64 acres

(A) Bulk sales of the Rohnert Park, Parcwest, and Mission Gorge projects occurred in 2004.
(B)  Units remaining include one model unit.

See also "Management Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of real estate sales for 2004 and 2003.

1.   High Ridge Court (Thornton, Colorado)

     The High Ridge Court project consists of 170 units of single-family detached housing. The project sells two models ranging from 1,238 to 1,884 square feet with base sales prices before lot premiums or sales incentives of $209,900 to $231,600. As of December 31, 2004, High Ridge Court was the only active construction and development project of the Company.

     The project is located approximately three miles west of I-25 in the city of Thornton, Colorado.

     The Company has an acquisition loan with Curci on the entire project which matures on June 30, 2005. The loan permits borrowing by the Company of $4,250,000 on this project and bears interest at 12%. The loan contains a profit sharing provision for 50% of "net proceeds" as defined in the agreement. As of December 31, 2004, $2,178,905 in principal of this loan was outstanding.

     The Company obtained a revolving construction loan on the entire project in 1998 from First American Bank Texas. The revolving loan permitted the Company to have a maximum outstanding balance of $5,000,000 for the construction of the High Ridge and Saddlerock projects. The loan bore interest at the prime rate plus one percent. During 2001, the Company paid off this revolving construction loan in its entirety and obtained a construction loan on the third and fourth phase with Imperial Capital Bank. The loan permitted borrowing by the Company of $9,340,000 on this project and bore interest at the bank's reference rate plus 1.0%. As of December 31, 2003, this loan had been paid in its entirety.

     The Company's acquisition and development loan for the last three phases of the project was obtained in 1999 from First American Bank Texas. The loan permitted borrowing by the Company of $2,041,000 and bore interest at the prime rate plus 1.0%. As of December 31, 2002, the loan had been paid in its entirety.

     The Company's construction loan on the fifth phase of construction was obtained from Imperial Capital in 2003. The loan permits borrowing by the Company of $8,500,000 on this project and bears interest at the bank's reference rate plus 1.25%. As of December 31, 2004, the outstanding principal of this loan was $60,349. The maturity date of the loan is July 1, 2005. The remaining credit line was sufficient to complete the final phase of construction for the project and was paid off in 2005, prior to the maturity date.

2.   Saddlerock (Aurora, Colorado)

     Saddlerock is a 94-unit, single-family detached housing project located in Aurora, Colorado which was completed in 2004. On May 6, 2004, the remaining ten lots of the Saddlerock project were sold to VLZ Development, LLC ("VLZ"), a limited liability company that is managed and owned primarily by a related party to the Company.

     In 1998, the Company obtained an acquisition/construction loan with Curci on the entire project. The loan permitted borrowing by the Company of $2,350,000 on this project at an interest rate of 12%. In 2003, the Curci loan commitment was increased by an additional $1,900,000 to pay off the project's construction loans that had been provided by commercial bank lenders for the first and second phases. Pursuant to the sale to VLZ, $1,390,000 of the outstanding debt to Curci was assumed by VLZ and the Company granted Curci a first trust deed in its interest in the Smolin project as additional collateral.

3.   Rohnert Park (Sonoma County, California)

     Rohnert Park is a 77-unit planned single-family housing planned project located 48 miles north of San Francisco. During 2004, the Company sold the undeveloped property in its entirety.

     The Company acquired the land through financing with CC Santa Rosa 77, LLC, secured by the 77 lots. The original note balances of $2,210,000 and $390,000 bear interest at 10%. As of December 31, 2004, these loans were paid in full.

4.   Parcwest (Milpitas, California)

     The Parcwest project consists of a 68-unit affordable apartment project adjacent to the Parc Metropolitan project, approximately 45 miles south of San Francisco. The 68 units were completed in 2002 and substantially leased in 2003. During 2003, management approved a plan of action to sell the operating assets of the apartment building. As a result, the rental property was classified as held for sale and depreciation ceased as of the date the plan was approved. Operations of the apartment building are classified as discontinued operations in the consolidated statements of operations. The apartment project was sold on March 12, 2004 with a gross sales price of $9,000,000 (a $135,083 gain from the sale).

     In 1999, the Company formed PWA Associates, LLC, a California limited liability company, ("PWA") with RGC Associates, LLC (RGC Associates). In December of 1999, land for the 68-unit apartment in the Parcwest project was acquired by PWA. The profits and losses of PWA were distributed between the members as follows: 50% to RGC Associates and 50% to the Company. In May of 2001, the Company acquired RGC's 50% partnership interest in PWA to attain 100% ownership as of December 31, 2003.

     The Company had an acquisition loan with the City of Milpitas which was paid in full in 2003. The Company's construction loans for this project were obtained from Comerica Bank in 2001 which were refinanced in 2003. The Company obtained a permanent loan in 2003 with UBS Warburg which was paid in full by the sale date of the property.

5.   Mission Gorge (San Diego, California)

     In 1996, the Company formed Mission Gorge, LLC, a California limited liability company, as a joint venture with Curci-Turner, LLC for the purpose of developing 200 acres of land in San Diego, California. The net proceeds were to be divided equally among the two members. In December 2000, the Curci-Turner, LLC made a distribution of its 50% interest to the members of Curci-Turner, LLC in the following proportions: The John L. Curci Trust as to a 25% interest and The Janet Curci Living Trust No. Il as to a 25% interest.

     A $2 million note to Mission Gorge, LLC executed in June 1999 by the Company was repaid in 2004. The note bore interest at 12% per annum.

     On February 24, 2004, the Company purchased the remaining 50% interest from The John L. Curci Trust and The Janet Curci Living Trust No. II for $3,600,000. On May 21, 2004, the Company sold the Mission Gorge property for a gross sales price of $6,849,679. As a result, the Company recorded a gain from the sale of $431,703.

6.   Smolin Land (Riverside, California)

     In December 2003, the Company purchased land in Riverside County, California which was planned for the development of 28 single-family homes. The undeveloped Smolin property is now being marketed for sale to potential buyers.

     The purchase was financed with a loan from Curci, secured by the entire project. The loan permits borrowing by the Company of approximately $1,470,000 and bears interest at 12% per annum. The loan matures on June 30, 2005. As of December 31, 2004, principal of $1,398,962 plus accrued and unpaid interest of $113,208 was outstanding.

7.   Winkler Acres (Riverside, California)

     The Company entered into an agreement in June, 2004 to sell its contractual option rights to purchase approximately 64 acres of unimproved land in Riverside County, California. Sale of the option for $9.4 million was contingent upon the recording of the final map for the property, which occurred on May 27, 2005. A net gain of approximately $8.3 million is expected to be recorded from this transaction.

     The Company remained obligated to reimburse the buyer $2,375,000 paid to the previous owner and return $1,000,000 in funds advanced on the sale, until the final map was recorded. Holdback proceeds of $3 million from the sale will be received after the lots are in blue-topped condition, anticipated to occur three months after the recording date.

ITEM 3. Legal Proceedings

     There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject other than routine litigation incidental to the Company's business, none of which is considered by the Company to be material to its business or operations. Management believes any possible exposure is adequately covered by insurance.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Company's security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Transactions in the Company's common stock, its only class of common equity security, are quoted on the OTC Bulletin Board under the symbol CLPO.

                                First Quarter      Second Quarter    Third Quarter    Fourth Quarter
                                -------------      --------------    -------------    --------------
2004 stock price range:
 -High                                 $ 0.51              $ 0.51           $ 0.28            $ 0.17
 -Low                                    0.26                0.22             0.12              0.08

2003 stock price range:
 -High                                 $ 0.89              $ 0.72           $ 0.70            $ 0.65
 -Low                                    0.60                0.28             0.15              0.15

As of December 31, 2004, there were 640 record holders of common stock.

Dividends: There have been no cash or stock dividends declared by the Company in the past five years. The dividend policy is reviewed by the Board of Directors on an annual basis.

ITEM 6. Selected Financial Data

     The following data should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto which are included elsewhere in this Form 10K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is also included elsewhere in this Form 10K.

                FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2004

                                                 2004           2003           2002           2001            2000
                                        ---------------------------------------------------------------------------
SALES AND OPERATING REVENUE               $10,021,247    $19,892,939    $91,641,620    $90,614,622     $64,238,615

NET INCOME (LOSS)                         (4,052,029)   (15,144,157)    (7,890,557)      3,326,106       3,627,940

                FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2004

                                                 2004           2003           2002           2001            2000
                                        ---------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS PER SHARE:
         BASIC                                ($0.41)        ($1.25)        ($0.71)          $0.32           $0.35
         DILUTED                              ($0.41)        ($1.25)        ($0.71)          $0.32           $0.35

INCOME (LOSS) FROM DISCONTINUED
    OPERATIONS PER SHARE:
        BASIC                                   $0.00        ($0.23)        ($0.06)          $0.00           $0.00
        DILUTED                                 $0.00        ($0.23)        ($0.06)          $0.00           $0.00

AS OF DECEMBER 31:
TOTAL ASSETS                               $4,370,733    $23,523,872    $46,074,946    $98,967,700    $108,609,523
LONG TERM OBLIGATIONS                              $0     $5,243,182     $6,000,000     $7,979,090      $1,000,000

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

     The Company began experiencing difficulties due to the downturn in the California real estate submarkets in which it operates during the second quarter of 1990, and has continued to be impacted by the general economic downturn. In response to these conditions the Company began utilizing marketing programs, which included price reductions and incentives to potential buyers. In general, the Company's products were well received. The number of units sold subject to construction has decreased due to having fewer completed homes available for sale at December 31, 2004, 2003 and 2002 of 5, 8 and 12 units, respectively, compared to 60 and 128 units as of December 31, 2001 and 2000, respectively.

     The Company's real estate sales decreased from $91,641,620 in 2002 to $19,892,939 in 2003, and decreased to $10,021,247 in 2004. The decrease in real estate sales over the last three years is primarily attributable to a decrease in units available for sale resulting from a decrease in production.

     The Company had a loss of $2,221,072 from development operations before recognition of impairment of real estate in 2004 as compared to a loss of $823,053 in 2003. As a percentage of real estate sales, a loss from development operations before recognition of impairment of real estate increased by 18 percentage points to (22.2%) in 2004, compared to (4.1)% in 2003. The Company had a loss from development operations in 2003 of $823,053 before recognition of impairment of real estate of $5,046,150. As a percentage of real estate sales, a loss from development operations before recognition of impairment of real estate increased by 3.3 percentage points to (4.1)% in 2003 compared to (0.8)% in 2002. The significant decrease of income before recognition of impairment of real estate as a percentage of gross revenues from 2004 to 2002 resulted from a slower absorption rate and increased production overhead costs. Sales prices of homes were not sufficient to offset the increased direct construction cost, marketing and sales incentives, production overhead and interest costs.

An impairment loss for the High Ridge Court project was recorded in 2004. This impairment loss is primarily a result of a slower than anticipated absorption rate. The decrease in absorption had increased marketing, production and interest costs, and as a result the Company recorded an impairment loss for this project of $255,294. As of December 31, 2004, the Company had nine remaining units in the final phases of construction, including one model, of which three had been sold.

Results of operations

     The Company had a loss from continuing operations before income taxes of $4,097,858 in 2004, a loss from continuing operations before income taxes of $6,269,560 in 2003, and a loss from continuing operations before income taxes of $7,263,252 in 2002. The losses suffered in all three years are primarily a result of losses from development operations and a reflection of the recognition of asset impairment of the High Ridge and Saddlerock projects in the amount of $255,294, $5,046,150 and $4,471,693, respectively.

     Real estate sales decreased to $10,021,247 in 2004 from $19,892,939 in 2003, down 50%. Real estate sales were $91,641,620 in 2002. In 2004, the Company sold 42 homes at an average sales price of $238,601. In 2003, 54 homes were sold at an average sales price of $322,160, and 50 lots were sold at an average sales price of $49,925. In 2002, the Company sold 248 homes at an average sales price of $369,523.

     The overall gross profit percentage before recognition of impairment loss of the Company was (22.2%), (4.1)%, and (0.8)%, for the years ended December 31, 2004, 2003, and 2002, respectively.

     General and administrative expenses were $1,915,478 in 2004 and $1,711,586 in 2003, an increase of 12%. General and administrative expenses were $2,379,007 in 2002. Efforts by management to control expenditures has effectively decreased administrative costs since 2002; however, the Company incurred an increase of such costs in 2004 due to payout of severance costs from further downsizing of operations and costs to take the Company private.

Liquidity and capital resources

     As of December 31, 2004, the Company has a construction loan outstanding to a financial institution, secured by the development project, with a rate of prime plus 1.25% and maturing July 1, 2005. As of December 31, 2004, the outstanding balance owing on this loan totaled $132,871 and a remaining loan commitment of approximately $1,043,000 was available for the final costs of the project.

Related-Party Notes:

     Curci - A principal of Curci is a major stockholder of the Company. The Company has the following notes payable to Curci at December 31, 2004 and 2003. Under the terms of the note payable for High Ridge Court, Curci participates in net proceeds (as defined in the loan agreement), which is comparable to net profit.

Description                    Profit share            December 31,           December 31,
                                                               2004                   2003
-------------------------    -----------------   -------------------     ------------------
Secured loans:
  High Ridge Court                 50%                   $2,178,819             $2,499,024
  Saddlerock                       n/a                            0              4,444,419
                                                 -------------------     ------------------
                                                          2,178,819              6,943,443
Unsecured loans (A)                                       7,217,656              5,356,254
                                                 -------------------     ------------------
                                                         $9,396,475            $12,299,697
                                                 ===================     ==================

               (A) The Company obtained unsecured working capital loans from Curci-Turner and Curci Investments, with a maturity date that has been extended to June 30, 2005. Amount represents principal plus unpaid interest, at a rate of 15% per annum on $5,705,486 of the debt and 12% per annum on $1,512,170 as of December 31, 2004.

     Other Related Parties - During 1996, the Company converted its preferred stock to common stock. Consequently, the accrued preferred stock dividends due to an officer of the Company and a related party of

$581,542 and $472,545, respectively, were exchanged for notes with interest payable at 10%. The outstanding principal due an officer of the Company and a related party on these notes was $581,542 and $462,330 as of both December 31, 2004 and 2003. These notes mature on December 31, 2005.

     Included in notes payable to related parties was a note payable to Mission Gorge, LLC bearing interest at 12%. The outstanding balance as of December 31, 2004 and 2003 was $0 and $2,000,000, respectively.

     Included in notes payable to related parties is a note payable to an officer which bears interest at 12%. The outstanding balance as of December 31, 2004 and 2003 was $2,371,451 and $499,062, respectively. This note matures on December 31, 2005.

     The Company has other loans from related parties which provide for interest at 10% per annum. As of December 31, 2004 and 2003, these loans totaled $640,000. Of this amount, $600,000 matures on December 31, 2005 and the balance is due on demand.

     Included in accounts payable as of December 31, 2004 and 2003 is interest payable on the notes discussed above of $600,724 and $503,798, respectively.

     As of December 31, 2004, the Company had one remaining project at the final stage of construction and development. The Company owns undeveloped land in Riverside County, California which is being marketed for sale. The Company has agreed to act as general contractor to various real estate projects that are underway by Drake Development, LLC, an entity formed by Mr. Zaccaglin and Mr. Curci, who are the major shareholders of the Company. Compensation to act as general contractor is based on appropriate profit margins for such services.

     In order to obtain cash to continue the Company's operations and maintain viability as a going concern, the Company negotiated the sale of the Riverside option and plans to sell its remaining property instead of developing the real estate as originally intended. On June 3, 2005, the Company received proceeds of $5.4 million from the option sale, and expects to receive a $3 million holdback from the sale in the 3rd quarter of 2005 after the lots are in blue-topped condition. Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its remaining construction project in 2005 using funds generated from operations, including funds received from sale of the option and funds available under its existing bank commitment.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the years ended December 31, 2004 and 2003, the Company has incurred net losses of approximately $4.1 million and $15.1 million, respectively. At December 31, 2004, the Company has cumulative losses of approximately $47.8 million, a stockholders' deficit of approximately $12.2 million, and diminishing financial resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management's plan with respect to managing cash flow includes the following components: pay off debt that is coming due in 2005, minimize operating expenses, and maintain control over costs. With regard to debt coming due, management has paid off the remaining bank loan through cash flow from operations and expects to extend remaining related-party loans until funds are made available. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations will be adequate to allow the Company to continue operations.

Going private transaction

     In 2004, Mr. Victor Zaccaglin, who is the Company's chairman of the Board of Directors, chief executive officer and single largest stockholder, proposed to the Board that the Company become a privately held company. Under approval by the Board, a tender offer was made to purchase outstanding Company stock through a private corporation, NewCal Corporation ("NewCal"). The formation of NewCal by Mr. Zaccaglin and to which certain other existing Company stockholders have contributed their Company shares is planned to be followed by a merger of that corporation with the Company in which cash would be paid at the same amount as that paid in the tender offer ($0.65 per share) for any publicly held Company shares not tendered in the tender offer. On May 27, 2005, NewCal announced that it had successfully completed its tender offer, and as a result, NewCal beneficially owns 9,494,212 shares, representing 97.5% of outstanding common shares of the Company.

     The Company retained Duff & Phelps, LLC to provide financial advice to the Company in connection with this transaction and to provide its opinion as to the fairness of the tender offer to the Company's public stockholders from a financial point of view. The offer received approval from the Board of Directors based on the fairness opinion.

     The tender offer was prompted by the Company's deteriorating financial condition, the substantial continuing costs that will be incurred if the Company remains a publicly traded company and uncertainty regarding the Company's continuing viability on a long-term basis unless additional equity capital is obtained.

Contractual obligations

     The Company's significant contractual obligations as of December 31, 2004 follow:

                                                                    Payments Due by Period
                                         -----------------------------------------------------------------------------
                                                2005             2006       2007-2008      Thereafter       Total
                                         -----------------------------------------------------------------------------
Debt                                        $13,584,668             $0             $0             $0      $13,584,668
Debt related to assets held for sale                  0              0              0              0                0
Operating leases                                 80,271         79,185         81,004          6,763          247,223
                                         -----------------------------------------------------------------------------
Total contractual obligations               $13,664,939        $79,185        $81,004         $6,763      $13,831,891
                                         =============================================================================

     At December 31, 2004, the Company had scheduled maturities on existing debt of $13,584,668 through December 31, 2005. Of this amount, $132,871 is due to a financial institution and the balance is owed to related parties. The ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on future performance, which is subject to general economic, financial, competitive and other factors beyond the Company's control. We believe our borrowing availability under our existing credit facility, our operating cash flow, and proceeds from the planned sales of properties described above should provide the funds necessary to meet our working capital requirements in 2005 through the completion of our current remaining development and construction project. We will need, however, to obtain new equity capital and debt funding to be able to commence any new development projects. Our recent operating results and significant deficit in stockholders equity will make obtaining any such financing extremely difficult and there is no assurance that such financing can be obtained. In this connection, Mr. Victor Zaccaglin, who is one of two substantial stockholders who have loaned money to the Company for working capital and other purposes (referred to herein as "related-party loans") has indicated that he does not currently intend to make loans or provide equity capital to the Company for new projects. In addition, even if all currently anticipated sales of properties are completed and the remaining development project is completed, it is a possibility that the Company will not be able to repay all of the existing related-party indebtedness and there is no assurance that the related parties to whom such indebtedness is owed will continue to extend the required repayment dates of such indebtedness.

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

Critical accounting policies

     In the preparation of our consolidated financial statements, we select and apply accounting principles generally accepted in the United States of America. The application of some of these generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying results. The accounting policies that include significant estimates and assumptions are in the areas of valuing our real estate under development and rental property and determining if any are impaired.

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

     In November 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on our consolidated financial statements.

     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We believe that the implementation of the provisions of SFAS No. 123R will not have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29". SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial statements.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The following table represents the contractual balances of our financial instruments at the expected maturity dates as well as their fair value at December 31, 2004. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The actual weighted average interest rate for various liabilities is presented as of December 31, 2004.

                                                       Principal maturing in:                                        Fair value
                               ------------------------------------------------------------------------             December 31,
                                  2005        2006        2007        2008        2009     Thereafter     Total         2004
                               --------------------------------------------------------------------------------------------------
Interest rate-sensitive
liabilities:
Variable rate borrowings          $132,871                                                                 $132,871     $132,871
   Average interest rate             5.38%                                                                    5.38%
Fixed rate borrowings           13,451,797                                                               13,451,797   13,451,797
   Average interest rate            13.02%                                                                   13.02%
                               --------------------------------------------------------------------------------------------------
                               $13,584,668                                                              $13,584,668  $13,584,668
                               --------------------------------------------------------------------------------------------------
Weighted average interest rate      12.95%                                                                   12.95%
                               --------------------------------------------------------------------------------------------------

     The following table represents the contractual balances of our financial instruments at the expected maturity dates as well as their fair value at December 31, 2003. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The actual weighted average interest rate for various liabilities is presented as of December 31, 2003.

                                                       Principal maturing in:                                        Fair value
                               ------------------------------------------------------------------------             December 31,
                                  2004        2005        2006        2007        2008     Thereafter     Total         2003
                               --------------------------------------------------------------------------------------------------
Interest rate sensitive
liabilities:
Variable rate borrowings        $1,500,000    $144,158                                                   $1,644,158   $1,644,158
   Average interest rate             4.00%       5.25%                                                        4.11%
Fixed rate borrowings           14,105,152   5,099,024                                       7,678,544   26,882,720   26,882,720
   Average interest rate            12.85%       8.56%                                           6.08%       10.10%
                               --------------------------------------------------------------------------------------------------
                               $15,605,152  $5,243,182                                      $7,678,544  $28,526,878  $28,526,878
                               --------------------------------------------------------------------------------------------------
Weighted average interest rate      12.00%       8.47%                                           6.08%        9.76%
                               --------------------------------------------------------------------------------------------------

Effects of inflation

     Real estate has long been considered a hedge against inflation, and inflation has often contributed to dramatic growth in property values. Lack of growth in property values in the submarkets in which the Company operates has made it difficult in passing higher costs of materials and labor to buyers. In 1996, the Company was adversely affected by a general economic down turn and incurred substantial losses; however, it returned to profitability in 1997 and 1998. Although the Company was able to maintain its stockholder's equity from the year 1999 to 2001, heavy losses in 2002, 2003 and 2004 due to such adverse market conditions has resulted in the current deteriorating financial condition of the Company.

ITEM 8. Financial Statements and Supplementary Data

Page No. Financial Statements:
-----------------------------
    22        Report of Independent Registered Public Accounting Firm

    24        Consolidated Balance Sheets as of December 31, 2004 and 2003

    25        Consolidated Statements of Operations for Each of the Three Years Ended December 31, 2004

    26        Consolidated Statements of Stockholders' Equity (Deficit) for Each of the Three Years Ended December 31, 2004

    27        Consolidated Statements of Cash Flows for Each of the Three Years Ended December 31, 2004

    29        Notes to Consolidated Financial Statements

              FINANCIAL STATEMENT SCHEDULE:

    44        II - Valuation and Qualifying Accounts --Three Years Ended December 31, 2004

              Schedules other than listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

ITEM 9. Changes in and Disagreements on Accounting and Financial Disclosure

     None.

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

     As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were not effective. Even though the Company has adequate procedures and controls in place to ensure that the relevant information is recorded, processed, summarized and reported to the Company's management or other person involving similar functions, the Company procedures and mechanisms for outsourcing personnel in particular situations is inadequate; the Company has concluded that it lacks the necessary procedures and mechanism in place to compensate for the unexpected and/or extended leaves of any of its accounting and other similarly situated employees.

     The Company is in the process of taking corrective measures to rectify the foregoing problem to ensure timely filing of its required reports under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     There have been no other significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                    PART III

ITEMS 10 and 11. Directors, Executive Officers, Promoters and Control Persons
                 Executive Compensation

The following table sets forth compensation paid to named executive officers for services rendered in all capacities to the Company during the fiscal year ended December 31, 2004 and the two preceding fiscal years.

--------------------------------------------------------------------------------------------------------
   Name and Principal                                                                      Other Annual
        Position               Year               Salary ($) (1)        Bonus ($)        Compensation(11)
--------------------------------------------------------------------------------------------------------
Victor Zaccaglin (2)
CEO and Director               2002                 $ 208,500                 $ 0                 $ 887
                          ------------------------------------------------------------------------------
                               2003                   160,586                   0                     0
                          ------------------------------------------------------------------------------
                               2004                   153,526                   0                     0
--------------------------------------------------------------------------------------------------------
Ronald Petch (3)
COO, President                 2002                 $ 216,659             $61,000               $ 1,320
                          ------------------------------------------------------------------------------
                               2003                   101,429                   0                 1,320
                          ------------------------------------------------------------------------------
                               2004                         0                   0                     0
--------------------------------------------------------------------------------------------------------
Mark Spiro (4)
CFO                            2002                 $ 222,308             $31,000                 $ 512
                          ------------------------------------------------------------------------------
                               2003                   145,289                   0                   512
                          ------------------------------------------------------------------------------
                               2004                   142,840                   0               108,157
--------------------------------------------------------------------------------------------------------
Richard Greene (5)
Divisional VP                  2002                 $ 155,192             $14,000                 $ 924
                          ------------------------------------------------------------------------------
                               2003                   119,423                   0                   924
                          ------------------------------------------------------------------------------
                               2004                    58,435                   0                    22
--------------------------------------------------------------------------------------------------------
Curtis Gullet (6)
Divisional VP                  2002                 $ 100,000             $17,500                 $ 246
                          ------------------------------------------------------------------------------
                               2003                    82,692                   0                   246
                          ------------------------------------------------------------------------------
                               2004                    85,014                   0                51,659
--------------------------------------------------------------------------------------------------------
Susan Soh (7)
Controller                     2002                 $ 110,000             $15,000                 $ 298
                          ------------------------------------------------------------------------------
                               2003                    92,112                   0                   298
                          ------------------------------------------------------------------------------
                               2004                    67,780                   0                51,040
--------------------------------------------------------------------------------------------------------
Jim Gibson (8)
Project Manager                2002                 $ 100,000             $11,000                  $ 81
                          ------------------------------------------------------------------------------
                               2003                    56,964                   0                    81
                          ------------------------------------------------------------------------------
                               2004                         0                   0                     0
--------------------------------------------------------------------------------------------------------
Henry Nierodzik (9)
CAO and Director               2002                     $   0                  $0                   $ 0
                          ------------------------------------------------------------------------------
                               2003                         0                   0                     0
                          ------------------------------------------------------------------------------
                               2004                    36,082                   0                    11
--------------------------------------------------------------------------------------------------------
Barry Glaser (10)
Director                       2002                     $   0                  $0                   $ 0
                          ------------------------------------------------------------------------------
                               2003                         0                   0                     0
                          ------------------------------------------------------------------------------
                               2004                         0                   0                     0
--------------------------------------------------------------------------------------------------------

(1) Does not include certain amounts paid by the Company which may have value to the recipient as personal benefits. Although such amounts cannot be precisely determined, the Company has concluded that the aggregate amount thereof does not exceed 10% of the cash compensation of the named executive officers above.

(2) Mr. Zaccaglin, age 84, has been Chairman of the Board and Chief Executive Officer of the Company since 1961. He was President from March, 1992 to November, 1993 and prior to that, from 1961 to October, 1987.

(3) Mr. Petch, age 60, was President from November, 1993 to April, 2003 and prior to that was Vice President, Operations since February 1992. He was a director of the Company from 1974 to 2003, and from March 1981 until February 1992, he was engaged in real estate investments, development and marketing.

(4) Mr. Spiro, age 53, was employed by the Company from November 1993 to October, 2004 as its VP of Finance, Secretary and Treasurer.

(5) Mr. Greene, age 57, was a Vice President of the Northern California Division of the Company. He was employed by the Company from July, 1984 to January, 2004, and prior to September 1991, was a senior project manager for the Company.

(6) Mr. Gullett, age 41, was a Vice President of the Southern California Division of the Company. He was employed by the Company from February, 1997 to October, 2004, and prior to December 2000, was general superintendent for the Company.

(7) Ms. Soh, age 35, was employed by the Company from June, 1997 to August, 2004 as its Controller.

(8) Mr. Gibson, age 51, was a project manager of the Company. He was employed by the Company from September, 1995 to May, 2003, and prior to June 1997 was customer service manager for the Company.

(9) Mr. Nierodzik, age 47, has been employed by the Company since August, 2004 as its Chief Accounting Officer. From February 1991 through August 2004, he was employed as the accounting manager for the Roman Catholic Archdiocese of Los Angeles. The Roman Catholic Archdiocese of Los Angeles is a multi-entity non-profit corporation with a $2.7 billion consolidated balance sheet, and is not affiliated with the Company.

(10) Mssr. Barry Glaser, age 60, was a vice president with Morgan Stanley and retired in 2003. He currently manages his own investments.

(11) Such other compensation represents the amount of severance paid out, as well as insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officers.

Each non-employee director (Mssr. Glaser) receives compensation of $500 per regular meeting for serving as a director, and a fee of $100 per hour for serving as a member of the Special Committee.

Currently, one member remains on the Audit Committee of the Company due to the resignation of two Board members during 2004. The remaining member on this committee, who is also CEO and director of the Company, is not serving as an audit committee financial expert. The Company is in the process of becoming a privately-held corporation, and therefore does not anticipate that the open audit committee positions will be replaced.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2004, certain information concerning the beneficial ownership of the Company's equity securities of each person known by the Company to own beneficially five percent or more of the Company's Common Stock, the Company's only outstanding class of securities. A person is deemed to be the beneficial owner of securities, whether or not he has any economic interest therein, if he directly or indirectly has (or shares with others) voting or investment power with respect to the securities or has the rights to acquire such beneficial ownership within sixty days. The percentages set forth in the following table and in the table under the caption "Beneficial Ownership of Management" as to each person's ownership of the Company's Common Stock are based on the 9,737,205 shares of Common Stock outstanding on December 31, 2004.

-------------------------------------------------------------------------------------------
                                            Number of Shares
Name and Address of                         of Common Stock                     Percent
Beneficial Owner                            Beneficially Owned (1)              of Class
-------------------------------------------------------------------------------------------
Victor and Hannah Zaccaglin                 4,439,218                           45.6%
13160 Mindanao Way, #180
Marina del Rey, CA  90292

John Curci (2)                              3,096,643                           31.8%
717 Lido Park Drive
Newport Beach, CA  92663

     (1) Information with respect to beneficial ownership is based on information furnished to the Company by each shareholder included in the table or included in filings with the Securities and Exchange Commission. Except as indicated in the notes to the table, each shareholder included in the table has sole voting and dispositive power with respect to the shares shown to be beneficially owned by such shareholder. The table may not reflect limitations on voting power arising under community property and similar laws.

     (2)  John Curci is Victor Zaccaglin's cousin.

The following table sets forth, as of December 31, 2004, certain information concerning the beneficial ownership of the equity securities of the Company of
(i) each director of the Company, (ii) each executive officer of the Company covered by the Summary Compensation Table below and (iii) all directors and executive officers of the Company as a group.

---------------------------------------------------------------------------
                                      Number of Shares of
                                      Common Stock               Percent
Name of Beneficial Owner              Beneficially Owned (1)     of Class
---------------------------------------------------------------------------
Victor Zaccaglin, CEO                       4,439,218             45.6%

Barry Glaser, Director                         81,746              0.9%

Henry Nierodzik, CAO                                0              0.0%
                                            ---------             -----

All Directors and Executive
Officers as a group (3 persons)             4,520,964             46.5%
                                            ---------             -----

ITEM 13. Certain Relationships and Related Transactions

     Reference is made to Item 7 "Liquidity and Capital Resources" for a complete description of Company related-party notes and related interest payable outstanding during the year ended December 31, 2004.

     On May 6, 2004, sale of ten remaining partially-developed lots of the Saddlerock project was made for $1,390,000 to VLZ Development, LLC, a company that is owned and managed primarily by a related party to the Company.

ITEM 14. Principal Accounting Fees and Services

     The following table presents fees for professional audit services rendered by our principal accountant for the audit of our annual consolidated financial statements for 2004 and 2003, and fees billed for other services rendered:

--------------------------------------------------------------------------------

                                                 2004                 2003
                                                 ----                 ----
  Audit Fees (1)                            $  89,300            $  78,499
  Tax Fees (2)                                 53,650               53,800
  All Other Fees (3)                           16,585                    0
                                            ---------            ---------
     Total (4)                              $ 159,535            $ 132,299
                                            =========            =========

(1) Audit fees consisted principally of fees for audit and review services related annual and quarterly required SEC filings.
(2) Tax fees consisted of fees for income tax consulting and tax compliance, including preparation of federal and state income tax returns.
(3) All Other Fees incurred pertain to the preparation of responses to past SEC inquires.
(4) All fees shown above exclude reimbursements for taxes and out-of-pocket costs of $11,421 and $9,005, for 2004 and 2003, respectively.
--------------------------------------------------------------------------------

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also pre-approves all non-audit services provided by the principal independent accountants.

                                     PART IV

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

     31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer

     32.1 Section 1350 Certification of Chief Executive Officer

     32.2 Section 1350 Certification of Chief Accounting Officer

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

     A Current Report on Form 8-K dated August 26, 2004 was filed with the Securities and Exchange Commission to announce the resignation of the Company's Chief Accounting Officer, who was also a director, and the appointment of his replacement in such position.

     A Current Report on Form 8-K dated October 29, 2004 was filed with the Securities and Exchange Commission to announce the resignation of a director of the Company.

     A Current Report on Form 8-K dated December 14, 2004 was filed with the Securities and Exchange Commission to announce the appointment of a director of the Company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPROP CORPORATION
-------------------------
(Registrant)


/s/ Victor Zaccaglin                                                July 7, 2005
--------------------------------------------------------------------------------
Victor Zaccaglin,                                                       Date
Chairman of the Board
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Henry Nierodzik                                                 July 7, 2005
--------------------------------------------------------------------------------
Henry Nierodzik                                                         Date
Chief Accounting Officer

/s/ Victor Zaccaglin                                                July 7, 2005
--------------------------------------------------------------------------------
Victor Zaccaglin                                                        Date
Chairman of the Board
Chief Executive Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Calprop Corporation:

We have audited the accompanying consolidated balance sheet of Calprop Corporation and Subsidiaries ("the Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 8 for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calprop Corporation and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has cumulative losses of $47.8 million, a stockholders' deficit of approximately $12.2 million, and diminishing financial resources. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rothstein, Kass & Company, P.C.


Beverly Hills, California
May 26, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Calprop Corporation:

We have audited the accompanying consolidated balance sheet of Calprop Corporation and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calprop Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


Los Angeles, California
June 29, 2004

                               CALPROP CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                      2004           2003
                                                                                  ------------    ------------
Assets:
Investment in real estate
  Real estate under development                                                   $  3,633,576    $ 13,175,441
  Assets held for sale                                                                       0       8,864,917
                                                                                  ------------    ------------

       Total investment in real estate                                               3,633,576      22,040,358
                                                                                  ------------    ------------

Other assets
    Cash and cash equivalents                                                          207,494         190,770
    Other assets                                                                       529,663       1,292,744
                                                                                  ------------    ------------
       Total other assets                                                              737,157       1,483,514
                                                                                  ------------    ------------
                                                                                  $  4,370,733    $ 23,523,872
                                                                                  ============    ============
Liabilities and Stockholders' Deficit:
LIABILITIES
Trust deeds and notes payable                                                     $    132,871    $  4,365,703
Related-party notes                                                                 13,451,797      16,482,631
                                                                                  ------------    ------------
       Total trust deeds, notes payable and related-party notes                     13,584,668      20,848,334
Liabilities of assets held for sale                                                          0       7,720,608
Accounts payable and accrued liabilities                                             1,321,828       2,521,487
Other liabilities                                                                    1,652,640         686,376
                                                                                  ------------    ------------
          Total liabilities                                                         16,559,136      31,776,805
                                                                                  ------------    ------------

STOCKHOLDERS' DEFICIT
Common stock - no par value, $1 stated value; Authorized 20,000,000 shares;
  Issued and outstanding - 9,737,205 and 10,239,105 shares at December 31, 2004 and 2003, respectively

                                                                                     9,737,205      10,239,105
 Additional paid-in capital                                                         25,920,151      25,850,776
 Stock purchase loans                                                                        0        (549,084)
 Accumulated deficit                                                               (47,845,759)    (43,793,730)
                                                                                  ------------    ------------
         Total stockholders' deficit                                               (12,188,403)     (8,252,933)
                                                                                  ------------    ------------
                                                                                  $  4,370,733    $ 23,523,872
                                                                                  ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,
                                                                    --------------------------------------------
                                                                        2004            2003            2002
                                                                    ------------    ------------    ------------
Development operations:
     Real estate sales                                              $ 10,021,247    $ 19,892,939    $ 91,641,620
     Cost of real estate sales                                        12,242,319      20,715,992      92,399,110
                                                                    ------------    ------------    ------------
     Loss from development operations before
          recognition of impairment of real estate                    (2,221,072)       (823,053)       (757,490)

     Recognition of impairment of real estate under development         (255,294)     (5,046,150)     (4,471,693)
                                                                    ------------    ------------    ------------
        Loss from development operations                              (2,476,366)     (5,869,203)     (5,229,183)
                                                                    ------------    ------------    ------------

Income (loss) from investment in real estate venture                           0               0         109,253
                                                                    ------------    ------------    ------------

Other income:
    Gain on sale of investment in real estate venture                          0       2,000,000               0
    Gain on sale of land                                               1,310,214               0               0
    Interest and miscellaneous                                           395,747         620,406         433,760
    Management fee                                                             0               0         222,957
                                                                    ------------    ------------    ------------
       Total other income                                              1,705,961       2,620,406         656,717
                                                                    ------------    ------------    ------------

Other expenses:
    General and administrative                                         1,915,478       1,711,586       2,379,007
    Interest expense                                                   1,412,775       1,309,177         420,797
                                                                    ------------    ------------    ------------
       Total other expenses                                            3,328,253       3,020,763       2,799,804
                                                                    ------------    ------------    ------------

Minority interest                                                              0               0             235
                                                                    ------------    ------------    ------------

Loss from continuing operations before provision for income taxes     (4,098,658)     (6,269,560)     (7,263,252)

Provision for income taxes                                                     0       6,535,343               0
                                                                    ------------    ------------    ------------
Loss from continuing operations                                       (4,098,658)    (12,804,903)     (7,263,252)
Discontinued operations:
Income (loss) from discontinued operations                                46,629      (2,339,254)       (627,305)
                                                                    ------------    ------------    ------------
NET LOSS                                                            ($ 4,052,029)   ($15,144,157)   ($ 7,890,557)
                                                                    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               CALPROP CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004

                       ---------------------------------------------------------------------------------------------------
                             Common Stock          Additional                    Stock                        Total
                       ------------------------     Paid-In       Deferred      Purchase     Accumulated   Stockholders'
                         Shares        Amount       Capital     Compensation     Loans         Deficit    Equity (Deficit)
--------------------------------------------------------------------------------------------------------------------------
           BALANCES,
     January 1, 2002   10,254,005   $10,254,005   $25,845,986     ($51,000)    ($537,179)   ($20,759,016)   $14,752,796
--------------------
            Net loss                                                                          (7,890,557)    (7,890,557)
--------------------
     Cancellation of
              shares
    under 1989 stock
      incentive plan       (1,400)       (1,400)                     1,400
--------------------
         Purchase of
           Company's
        common stock      (17,300)      (17,300)        3,460                                                   (13,840)
--------------------
 Accrual of interest
               under
      stock purchase
               loans                                                             (15,812)                       (15,812)
--------------------
  Repayment of stock
       purchase loan                                                              25,133                         25,133
--------------------
     Amortization of
            deferred
        compensation                                                21,000                                       21,000
--------------------------------------------------------------------------------------------------------------------------
           BALANCES,
   December 31, 2002   10,235,305    10,235,305    25,849,446      (28,600)     (527,858)    (28,649,573)     6,878,720
--------------------
            Net loss                                                                         (15,144,157)   (15,144,157)
--------------------
   Sale of Company's        3,800         3,800         1,330                                                     5,130
        common stock
--------------------
 Accrual of interest
               under
      stock purchase
               loans                                                             (21,226)                       (21,226)
--------------------
     Amortization of
            deferred
        compensation                                                28,600                                       28,600
--------------------------------------------------------------------------------------------------------------------------
           BALANCES,
   December 31, 2003   10,239,105    10,239,105    25,850,776            0      (549,084)    (43,793,730)    (8,252,933)
--------------------
            Net loss                                                                          (4,052,029)    (4,052,029)
--------------------
  Reverse accrual of                                                             123,459                        123,459
interest under stock
      purchase loans
--------------------
     Cancellation of
   shares under 1993
stock incentive plan     (501,900)     (501,900)       69,375                    425,625                         (6,900)
--------------------------------------------------------------------------------------------------------------------------
           BALANCES,
   December 31, 2004    9,737,205    $9,737,205   $25,920,151           $0            $0    ($47,845,759)  ($12,188,403)
--------------------   ==========   ===========   ===========       ======       =======    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                   --------------------------------------------
                                                                                        2004           2003            2002
                                                                                   --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                          ($ 4,052,029)   ($15,144,157)   ($ 7,890,557)
 Adjustments to reconcile net loss to net cash provided by operating activities:
         Minority interests                                                                   0               0             235
         Recognition of impairment of real estate under development                     255,294       5,046,150       4,471,693
         Recognition of impairment of rental property                                         0       2,268,948               0
         Gain on sale of land                                                        (1,310,214)              0               0
         Gain on sale of investment in real estate venture                                    0      (2,000,000)              0
         Gain on forgiven debt                                                         (306,701)       (392,575)              0
         Gain on sale of rental property                                               (135,083)              0               0
         Income from sale of investment in real estate venture                                0               0        (109,253)
         Loss on sale of property and equipment                                          34,848           1,312               0
         Amortization of deferred compensation                                                0          28,600          21,000
         Depreciation and amortization                                                   18,625         183,739         165,287
         Provision for warranty reserves                                                 34,000          54,000         252,105
         Provision for bad debt                                                         107,500               0               0
         Interest related to executive stock purchase loans                             116,559         (21,226)        (15,812)
         Deferred income taxes                                                                0       6,535,343               0
 Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
        Other assets                                                                    610,070        (671,607)         18,116
        Receivable from affiliates                                                            0               0         788,752
        Accounts payable and accrued liabilities                                     (1,199,659)       (161,305)     (2,609,594)
        Deposits                                                                      1,000,000               0       2,000,000
        Warranty reserves                                                               (67,736)       (125,174)       (164,670)
        Real estate under development                                                10,596,785       5,945,238      48,954,987
                                                                                   --------------------------------------------
               Net cash provided by operating activities                              5,702,259       1,547,286      45,882,289
                                                                                   --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in rental property                                                            0          (5,680)              0
     Proceeds from sale of rental property                                            9,000,000               0               0
     Capital expenditures                                                                (7,962)         (6,140)        (31,993)
                                                                                   --------------------------------------------
               Net cash provided by (used in) investing activities                    8,992,038         (11,820)        (31,993)
                                                                                   --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under related-party notes                                              4,691,680       3,010,849       1,663,977
    Payments under related-party notes                                               (7,415,813)       (123,277)    (13,895,903)
    Borrowings under trust deeds and notes payable                                    4,360,581      18,909,061      32,681,856
    Payments under trust deeds and notes payable                                    (16,314,021)    (26,591,000)    (64,946,449)
    Common stock                                                                              0           5,130         (13,840)
    Repayment of stock purchase loans                                                         0               0          25,133
                                                                                   --------------------------------------------
          Net cash used in financing activities                                     (14,677,573)     (4,789,237)    (44,485,226)
                                                                                   --------------------------------------------
    Net increase (decrease) in cash and cash equivalents                                 16,724      (3,253,771)      1,365,070
    Cash and cash equivalents at beginning of the year                                  190,770       3,444,541       2,079,471
                                                                                   --------------------------------------------
    Cash and cash equivalents at end of the year                                   $    207,494    $    190,770    $  3,444,541
                                                                                   ============================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    Continued
                               CALPROP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                    ----------------------------------------
                                                                       2004          2003           2002
                                                                    ----------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid (refunded) during the year for:
          Interest, net of amount capitalized                       $2,468,627   $ 1,424,483    $    699,849
          Income taxes                                              $        0   ($   55,998)   ($    44,331)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Transfer of real estate under development to rental property   $        0   $         0    $ 11,304,761
     Interest reversal and cancellation of shares                   $  116,559   $         0    $          0

              The accompanying notes are an integral part of these
                       consolidated financial statements.

(1)  Organization

          Nature of operations and going concern consideration - Calprop Corporation ("the Company"), a California corporation, primarily constructs and sells single-family detached and attached homes and townhomes as part of condominiums or planned-unit developments in California and Colorado. The Company's products have ranged from homes for first-time buyers to custom homes. In addition to the construction and sale of single-family and multifamily housing, the Company has engaged in the development of apartments and townhomes available for lease.

          In order to obtain cash to continue the Company's operations and maintain viability as a going concern, most of the land held for development and an option to purchase property in Riverside County, California either has been or is planned to be sold instead of being used as originally intended. Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its remaining construction project in 2005 using funds generated from operations, including funds received from sale of the option discussed above, and funds available under its existing bank commitment.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the years ended December 31, 2004, 2003 and 2002, the Company has incurred net losses of approximately $4.1 million, $15.1 million, and $7.9 million, respectively. At December 31, 2004, the Company has cumulative losses of approximately $47.8 million, a stockholders' deficit of approximately $12.2 million and diminishing financial resources. Contractual obligations of approximately $13.6 million will mature in 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          A tender offer was successfully accepted by 97.5% of the Company's stockholders on May 26, 2005 for the intention of privatizing the Company. The tender offer was prompted by the Company's deteriorating financial condition, the substantial continuing costs that will be incurred if the Company remains a publicly traded company and uncertainty regarding the Company's continuing viability.

          Management's plan with respect to managing cash flow includes the following components: pay off debt that is coming due in 2005, minimize operating expenses, and maintain control over costs. With regard to debt coming due, management has paid off the remaining bank loan through cash flow from operations and expects to extend remaining related-party loans until funds are made available. With regard to minimizing operating expenses, management plans to achieve this by continuing to closely examine overhead items. Management anticipates that the funds generated from operations will be adequate to allow the Company to continue operations.

          The results of operations for the year ended December 31, 2004 may not be indicative of future operating results.

          Basis of presentation - The accompanying consolidated financial statements include the accounts of Calprop Corporation and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

          Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company has consolidated the financial statements of the following entities:

------------------------------------------------------------------------------------------------------------
                                                 Ownership
                 Entity                         interest at
                                             December 31, 2004                 Real estate holdings
------------------------------------------------------------------------------------------------------------
Colorado Pacific Homes, Inc. ("CPH")                100%             High Ridge Court and Saddlerock
                                                                     projects, Colorado.

DMM Development, LLC ("DMM")                         67%             Cierra del Lago and Antares projects,
                                                                     California (project sold in 2000).

Rohnert Park Development Co., LLC                   100%             77 lots in Rohnert, California (project
("Rohnert")                                                          sold in 2004).

Parkland Farms Development Co., LLC                  99%             115 lots in Healdsburg, California
("Parkland")                                                         (project sold in 2001).

RGCCLPO Development Co., LLC ("RGCCLPO")            100%             382 lots in Milpitas, California
                                                                     (project sold in 2003).

PWA Associates, LLC ("PWA")                                          68-unit apartment building in Milpitas,
                                                    100%             California (project sold in 2004).
------------------------------------------------------------------------------------------------------------

          CPH: The Company is entitled to receive all of the profits of CPH.

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

          PWA: The Company was entitled to receive fifty percent of the profits of PWA, and the other member, RGC, was entitled to receive the remaining fifty-percent of the profits. In 2001, the Company purchased all of RGC's ownership interest in PWA.

          During the year ended December 31, 2004, income of $2,526 pertained to the minority interest. The unrecognized minority interest in the deficit of the Company as of December 31, 2004 and 2003 was $68,104 and $70,630, respectively. The Company does not reflect the deficit for the minority interest because the minority owners are not responsible for losses incurred beyond their equity.

(2)  Summary of Significant Accounting Policies

          Revenue and cost recognition - Revenue from real estate sales and related costs is recognized at the close of escrow, when title passes to the buyer. Cost of real estate sales is based upon the relative sales value of units sold to the estimated total sales value of the respective projects.

          The Company reviews the carrying value of its real estate developments for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. During 2004, 2003 and

          2002, the Company recorded an impairment loss of $255,294, $5,046,150 and $4,471,693, respectively, related to its homebuilding activities. In addition, the Company recorded an impairment loss of $2,268,948 during 2003 related to the apartment building held for sale.

          Rental revenue recognition - The Company generally leases its rental property under one-year operating leases. Rental income is recognized as it is earned on a straight-line basis over the appropriate lease term.

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

          In addition to the Company's one-year warranty, California and Colorado law provide the Company's customers certain implied warranties, the scope and duration of which exceed the Company's express warranties. The Company requires its subcontractors to indemnify the Company in writing and requires the insurance of the subcontractor to provide that the Company is a primary insured on their insurance policy and an additional insured from its subcontractors for liabilities arising from their work, except for liability arising through the sole negligence or willful misconduct of the Company or from defects in designs furnished by the Company. Nevertheless, the Company is primarily liable to its customers for breach of warranty. The Company has builder's product liability insurance coverage which it believes to be adequate in light of the Company's claims history. Normal warranty costs are accrued at the close of escrow and held on a project until two years after the project is completed and all completion bonds posted with governmental agencies are released.

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

          Employee stock plans - The Company has complied with the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, until January 1, 2005, at which date the Company adopted SFAS No. 123R which requires companies to record compensation expense for share-based payments to employees. Accounting Principles Board Opinion No. 25 and related interpretations was applied by the Company in accounting for its stock option plans, adjusted for stock dividends, and, accordingly, no compensation cost had been recognized prior to 2005 because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock on the date of grant. Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option-pricing model for the year ended December 31, 2004, the pro forma effect on the Company's net income (loss) and per share amounts would have been immaterial. The Company provides a tabular reconciliation of reported net income under the intrinsic method to proforma net income under the fair value method within its consolidated financial statements.

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

          Equity method - The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method. Investments carried at equity consist of Mission Gorge, LLC and RGC Carmel Country Associates, LLC, described further in Note 3.

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

          In November 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's consolidated financial statements.

          On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of their next fiscal year after June 15, 2005. The implementation of the provisions of SFAS No. 123R is not expected to have a material impact on the Company's consolidated financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's consolidated financial statements.

(3)  Real Estate under Development

     Real estate under development at December 31, 2004 and 2003 is summarized as follows:

                                                                   2004                          2003
                                                       -----------------------------------------------------------
                                                           Amount      Units/Lots         Amount      Units/Lots
                                                       ----------------------------   ----------------------------
Single-family residences                                    $1,849,369           9         $7,389,708          39
Townhomes                                                            0           0        (1,082,607)           0
                                                       ----------------------------   ----------------------------
Total residences                                             1,849,369           9          6,307,101          39
                                                                       ============                   ============
Land and options                                             1,784,207                      4,237,525
                                                       ----------------               ----------------
Total real estate under development before                   3,633,576
     Investment in joint ventures                                                          10,544,626
Investment in joint ventures                                         0                      2,630,815
                                                       ----------------               ----------------
Total real estate under development                         $3,633,576                    $13,175,441
                                                       ================               ================

     Investment in joint ventures represents the Company's investments in Mission Gorge, LLC and RGC Carmel Country Associates, LLC, described below. Such investments have been accounted for under the equity method of accounting.

     In 1996, Mission Gorge, LLC, a California limited liability company, was formed as a joint venture to develop and construct single-family homes. The net proceeds were to be divided equally among the two members, Calprop Corporation and Curci-Turner, LLC. In December 2000, Curci-Turner, LLC made a distribution of its 50% interest equally to its members, The John L. Curci Trust and The Janet Curci Living Trust No. Il. On February 24, 2004, the Company purchased the remaining 50% interest from The John L. Curci Trust and The Janet Curci Living Trust No. II for $3,600,000. On May 21, 2004, the Company sold the Mission Gorge property for $6,849,679. As a result, the Company recorded income from the sale of land of $430,912.

     In 1999, the Company formed RGC Carmel Country Associates, LLC, a California limited liability company ("RGC Carmel"), with RGC to develop, construct and lease a 181-unit townhome project. The profits and losses of RGC Carmel were distributed between the members as follows: 50% to RGC and 50% to the Company. During 2000, RGC Carmel admitted additional members in the following proportions: The John L. Curci Trust as to a 12.5% interest, the Janet Curci Living Trust No. Il as to a 12.5% interest, and an officer of the Company as to a 25% interest in exchange for financing for the project as follows: $2,000,000 in equity and $2,000,000 in notes payable. As a result, the Company's interest in RGC Carmel was reduced to 25%. During 2002, the Company transferred 0.5% of its interest in RGC Carmel to Calprop Andalucia, a 100% wholly owned subsidiary of the Company. In January 2003, the Company sold the remaining 24.5% of its interest in RGC Carmel to related parties in the following proportions: The Janet Curci Living Trust No. II as to a 6.125% interest, JAMS Management as to a 6.125% interest, and an officer of the Company as to a 12.25% interest. Sale of the Company's direct interest resulted in a gain on sale of investment in real estate venture of $2,000,000 in 2003. The Company retained its 0.5% indirect interest in RGC Carmel and remained liable, on a contingent basis through a guarantee, with respect to a mortgage loan payable by the Joint Venture until the property was sold in September 2004.

     During 2004, 2003 and 2002, the Company recorded income from investment in real estate ventures of $0, $0, and $109,253, respectively. During 2004, 2003 and 2002, the Company recorded gains on sale of investments in real estate ventures of $0, $2,000,000, and $0, respectively.

     Development operations in 2004, 2003 and 2002 are summarized as follows:

                                                2004                  2003                   2002
                                           ------------------------------------------------------------------
REAL ESTATE SALES:                             Amount      Units     Amount      Units      Amount      Units
                                           ------------------------------------------------------------------
     Single-family residences                 $8,631,247      32   $9,739,000       38   $32,160,152     100
     Townhomes                                         0       0    7,657,678       16    59,481,468     148
     Lots                                      1,390,000      10    2,496,261       50
                                           ------------------------------------------------------------------
          Total Sales                         10,021,247      42   19,892,939      104    91,641,620     248
                                                         ========             =========              ========

COST OF REAL ESTATE SALES:
     Single-family residences                 12,208,319           10,698,724             31,977,269
     Townhomes                                         0            7,609,716             60,169,736
     Lots                                              0            2,353,552                      0
     Warranty                                     34,000               54,000                252,105
                                           --------------        -------------         --------------
          Total Cost of Sales                 12,242,319           20,715,992             92,399,110

Recognition of impairment of real estate
   under development                           (255,294)          (5,046,150)            (4,471,693)
                                           --------------        -------------         --------------

Loss from development operations            ($2,476,366)         ($5,869,203)           ($5,229,183)
                                            ============         ============           ============

     On May 6, 2004, sale of the remaining ten partially-developed lots of the Saddlerock project was made to VLZ Development, LLC, a company that is owned and managed primarily by a related party to the Company.

     The 2004 impairment loss on real estate under development pertains to the High Ridge Court project. This impairment loss is primarily a result of a slower than anticipated absorption rate. The decrease in absorption had increased marketing, production and interest costs, and as a result the Company recorded an impairment loss for this project of $255,294.

     The 2003 impairment loss on real estate under development includes the recording of an impairment loss for two projects. The impairment loss on the Saddlerock project is primarily a result of the lack of demand of the product lines resulting in a slower absorption rate. The Company introduced three new product lines and converted certain upgrades as standards to increase the absorption rate. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs, and as a result the Company recorded an impairment loss on real estate under development for this project of $4,614,756. The impairment loss on the High Ridge Court project is primarily a result of a slower than anticipated absorption rate. The decrease in absorption increased marketing, production and interest costs, and as a result, the Company recorded an impairment loss on real estate under development for this project of $431,394.

     The 2002 impairment loss on real estate under development includes the recording of an impairment loss for three projects. The impairment loss on the Saddlerock project is primarily a result of the lack of demand of the product lines resulting in a slower absorption rate. The Company introduced three new product lines and converted certain upgrades as standards to increase the absorption rate. The introduction of the new product lines increased direct construction cost, marketing, production overhead and interest costs, and as a result, the Company recorded an impairment loss on real estate under development for this project of $1,503,792. The impairment loss on the High Ridge Court project is primarily a result of a slower than anticipated absorption rate. The decrease in absorption increased marketing, production and interest costs and as a result, the Company recorded an impairment loss on real estate under development for this project of $1,407,520. The impairment loss on the Parc Metropolitan project resulted from actual sales prices for certain units that were lower than anticipated. In addition, the lack of demand for upgrades and options in the project also impacted the sales revenue, and as a result the Company recorded an impairment loss on real estate under development for this project of $1,560,381.

(4)  Assets and liabilities held for sale; discontinued operations

     During 2003, management approved a plan of action to sell the operating assets of its wholly owned subsidiary, PWA Associates, LLC ("PWA"). As a result, the rental property held by PWA was reclassified as held for sale and the Company ceased recording depreciation with respect to that property. The sale of PWA occurred on March 12, 2004 at a gross sales price of $9 million. The Company recognized a gain of $135,083 on the PWA sale.

     Assets held for sale are summarized as follows:

                                                     December 31, 2004          December 31, 2003
                                                     -----------------          -----------------
Land                                                               $ 0               $  1,500,000
Building and improvements, net                                       0                  7,364,917
                                                     ------------------         ------------------

Assets held for sale                                               $ 0               $  8,864,917
                                                     ==================         ==================

     Depreciation expense for building and improvements for the year ended December 31, 2004, 2003 and 2002 was $0, $146,250 and $121,875,
     respectively.

     Liabilities of assets held for sale are summarized as follows:

                                                     December 31, 2004          December 31, 2003
                                                     -----------------          -----------------
Trust deeds and notes payable                                   $    0               $  7,678,544
Accounts payable and accrued liabilities                             0                     42,064
                                                     -----------------          -----------------
Liabilities of assets held for sale                             $    0               $  7,720,608
                                                     =================          =================

     In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the net income (loss) of assets held for sale is reflected in the consolidated statements of operations as discontinued operations for all periods presented.

     The following table summarizes the components of discontinued operations:

                                                   2004          2003           2002
                                               ----------------------------------------
Revenues:
Rental income                                  $   167,197   $   972,706    $   256,117
Gain on sale of rental property                    135,083             0              0
Gain on forgiven debt                              306,701       392,575              0
Interest and miscellaneous                           3,966        26,966         12,516
                                               ----------------------------------------
  Total revenues                                   612,947     1,392,247        268,633
Expenses:
Rental operating                                   254,404       660,793        502,059
Recognition of impairment of rental property             0     2,268,948              0
Depreciation                                             0       151,015        123,036
Interest                                           311,914       650,745        270,843
                                               ----------------------------------------
  Total expenses                                   566,318     3,731,501        895,938
                                               ----------------------------------------
Income (loss) from discontinued operations     $    46,629   ($2,339,254)   ($  627,305)
                                               ========================================

(5)  Other assets; other liabilities

     Other assets at December 31, 2004 and 2003 are as follows:

                                           Interest Rate    Outstanding Balance
                                           -------------   ---------------------
                                                             2004        2003
                                                           --------   ----------
Trust deeds receivable                           11.75%     $48,269      $49,975
Accounts receivable                                         256,497            0
Less reserve                                               (137,500)     (30,000)
                                                           --------   ----------
Net trust deeds and accounts receivable                     167,266       19,975
Deposits in escrow                                           52,000      501,010
Office equipment and other, net of
accumulated depreciation of $292,967 and
$362,580 as of December 31, 2004 and 2003,
respectively                                                211,887      751,255
Prepaid expenses                                             98,510       20,504
                                                           --------   ----------
                                                           $529,663   $1,292,744
                                                           ========   ==========

     Depreciation expense included in general and administrative expenses for the years ended December 31, 2004, 2003 and 2002 was $18,625, $32,725 and
     $43,412, respectively.

     Other liabilities at December 31, 2004 and 2003 are as follows:

Warranty reserves (refer to Schedule II)                   $  652,640   $686,376
Deferred income (refer to Note 10)                          1,000,000          0
                                                           ----------   --------
                                                           $1,652,640   $686,376
                                                           ==========   ========

(6)  Trust Deeds, Notes Payable and Related-Party Notes

          Trust deeds, notes payable and related-party notes as of December 31, 2004 and 2003 are as follows:

                                                                                        2004        2003
                                                                                   -------------------------
Trust Deeds and Notes Payable:
Notes payable to financial institutions, secured by development projects' trust deeds - variable and fixed interest rates ranging from prime plus 1.25% to 10%, interest payable monthly (prime rate equals 5.0% and 4.0% at
December 31, 2004 and 2003, respectively); maturing July 1, 2005                   $    60,349   $ 2,744,158
Line of credit to financial institution, unsecured - variable interest rate at prime; interest payable monthly (prime rate of 4.0% at December 31,
2003); matured  August 2004                                                                  0     1,500,000
Notes payable to financial institutions, unsecured - prime plus 1.25%,
interest payable monthly; maturity dated May 1, 2005                                    72,522       121,545
                                                                                   -------------------------
Total trust deeds and notes payable                                                    132,871     4,365,703
                                                                                   -------------------------
Related-Party Notes:
Notes payable to related parties, secured by development projects' trust deeds -
interest rate of 12%, interest payable monthly; maturing on demand
through June 2005                                                                    2,178,819     6,943,443
Notes payable to related parties, unsecured - interest rates of 10% to 15%,
interest payable monthly; maturing on demand through December 2005                  11,272,978     9,539,188
                                                                                   -------------------------
Total related-party notes                                                           13,451,797    16,482,631
                                                                                   -------------------------
Total trust deeds, notes payable and related-party notes                           $13,584,668   $20,848,334
                                                                                   -------------------------

     As of December 31, 2004, the Company had one remaining loan commitment from a financial institution of approximately $1,043,000 that could be drawn down by the Company upon the satisfaction of certain conditions, until the maturity date of June 30, 2005.

     During 2004, 2003 and 2002, the Company paid interest of $123,797, $592,028, and $2,323,387, respectively, on trust deeds and notes payable. The Company capitalized interest of $8,182, $136,456, and $2,047,647 during 2004, 2003 and 2002, respectively.

     Related-Party Notes - Curci

     The Company has the following notes payable to Curci-owned entities ("Curci") at December 31, 2004 and 2003. A principal of Curci is a major stockholder of the Company. Under the terms of the note payable for High Ridge Court, Curci participates in net proceeds, as defined in the loan agreement, which is comparable to net profit.

Description                 Profit share       December 31, 2004        December 31, 2003
------------------------    -------------    ---------------------    -----------------------
Secured loans:

High Ridge Court                50%                    $2,178,819                $2,499,024
Saddlerock                      n/a                             0                 4,444,419
                                             ---------------------    -----------------------

                                                        2,178,819                 6,943,443
Unsecured loans (A)                                     7,217,656                 5,356,254
                                             ---------------------    -----------------------

                                                       $9,396,475               $12,299,697
                                             =====================    =======================

(A) The Company obtained unsecured working capital loans from Curci-Turner and Curci Investments, with a maturity date that has been extended to June 30, 2005. Amount represents principal plus unpaid interest, at a rate of 15% per annum on $5,705,486 of the debt and 12% per annum on $1,512,170 as of December 31, 2004.

     During the years ended December 31, 2004, 2003, and 2002, net participation proceeds expensed to cost of real estate sales in the accompanying consolidated statements of operations were $0, $0, and $24,385, respectively. Accrued participation proceeds included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2004 and 2003 was $0.

Other Related Parties

During 1996, the Company converted its Preferred Stock to Common Stock. Consequently, the accrued Preferred Stock dividends due to an officer of the Company and a related party of $581,542 and $472,545, respectively, were exchanged for notes with interest payable at 10%. The outstanding principal due an officer of the Company and a related party on these notes was $581,542 and $462,330 for both December 31, 2004 and 2003.

Included in notes payable to related parties is a note payable to Mission Gorge, LLC bearing interest at 12%. The outstanding balance as of December 31, 2004 and 2003 was $0 and $2,000,000, respectively.

Included in notes payable to related parties are various notes payable to an officer with interest rates ranging from 10% to 12%. The outstanding balance as of December 31, 2004 and 2003 was $2,371,451 and $499,062, respectively.

The Company has other loans from related parties which provide for interest at 10% per annum. As of December 31, 2004 and 2003, these loans totaled $640,000.

Aggregate future principal payments due on trust deeds payable, notes payable and related party notes mature during the year ended December 31, 2005.

     During 2004, 2003 and 2002, the Company paid interest of $2,344,830, $1,589,309, and $2,918,200, respectively, on loans from related parties. The Company capitalized interest of $0, $620,398, and $2,494,091 during 2004, 2003 and 2002, respectively. Included in accounts payable as of December 31, 2004 and 2003 is interest payable on the notes discussed above of $600,724 and $503,798, respectively.

(7)  Income Taxes

     The provision (benefit) for income taxes consists of the following:

                                                                       Year Ended December 31,
                                                             ---------------------------------------------
                                                                       2004          2003            2002
                                                             ---------------------------------------------
Current income tax (benefit) expense                                     $0   ($2,429,776)    ($3,152,732)
Net deferred income tax expense (benefit)                                 0     2,429,776       3,152,732
Increase in valuation allowance to write-off deferred
tax assets                                                                0     6,535,343               0
                                                             ---------------------------------------------
Provision for income taxes                                               $0    $6,535,343              $0
                                                             =============================================

     As of December 31, 2004, the Company reported gross deferred tax assets of $14,494,000, which have been fully offset by a deferred tax asset valuation allowance of $14,494,000. The entire deferred income tax assets of the Company have been fully offset by a valuation allowance since management does not believe the recoverability of the deferred income tax assets during the next year is more likely than not. As of December 31, 2004, the Corporation had net operating loss carry forwards for federal and state income tax purposes of approximately $42,555,000 and $19,147,000, respectively. For federal tax purposes the net operating loss carry forwards expire from 2013 through 2023. For state tax purposes the net operating loss carry forwards expire from 2005 through 2009.

     The deferred income tax assets, resulting from differences between accounting for financial statement purposes and tax purposes, less valuation allowance, are as follows:

                                                          2004                2003                 2002
                                          --------------------------------------------------------------
Inventory reserves                                          $0                  $0             $284,113
Warranty reserve and other                          (1,667,519)          4,399,475            1,651,075
State net operating loss                             1,692,616             555,520              822,218
Federal net operating loss                          14,468,651           8,448,873            8,307,677
                                          --------------------------------------------------------------
Total                                               14,493,748          13,403,868           11,065,083
Valuation allowance                                (14,493,748)        (13,403,868)          (4,529,740)
                                          --------------------------------------------------------------
Net deferred tax assets                                     $0                  $0           $6,535,343
                                          --------------------------------------------------------------

     The following is a reconciliation of the federal statutory rate to the Company's effective rate for 2004, 2003, and 2002:

                                         -----------------------------------------------------------------------------------
                                                     2004                        2003                       2002
                                         -----------------------------------------------------------------------------------
                                         Amount          Percentage   Amount        Percentage   Amount         Percentage
                                         -----------------------------------------------------------------------------------
Statutory rate                               ($1,377,775)        (34%)  ($2,742,848)        (34%)   ($2,682,709)       (34%)
State  franchise tax, net of federal tax
benefit                                         (236,436)       (5.8%)     (458,250)       (5.7%)      (460,005)      (5.8%)

Other                                            524,331          13%       771,322         9.6%        (10,018)      (0.1%)

Change in valuation allowance                  1,089,880        26.8%     8,965,119       111.1%      3,152,732       39.9%
                                         -----------------------------------------------------------------------------------
                                                      $0           0%    $6,535,343        81.0%             $0          0%
                                         ===================================================================================

(8)  Qualified and Non-Qualified Stock Option Plans

     The Company has three stock-based compensation plans which are described below. The pronouncement of SFAS No. 123R, which requires companies to record compensation expense for share-based payments to employees, becomes effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005, and was implemented by the Company as of January 1, 2005. The Company has applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation until December 31, 2004. Accordingly, no compensation costs have been recognized for its fixed stock option plans during 2004, 2003, and 2002. The compensation cost that has been charged against income for its stock incentive plan was $0 in 2004, $28,600 in 2003, and $21,000 in 2002. Had
     compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans, the Company's net (loss) income and net (loss) income per share would have been adjusted to the pro forma amounts indicated below:

----------------------------------------------------------------------------------------------------------
                                                                 2004               2003             2002
----------------------------------------------------------------------------------------------------------
                 Net income (loss):     As reported      ($4,052,029)      ($15,144,157)     ($7,890,557)
----------------------------------------------------------------------------------------------------------
                                          Pro forma      ($4,052,029)      ($15,148,227)     ($7,894,021)
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Diluted net income(loss) per share:     As reported           ($0.42)            ($1.48)          ($0.77)
----------------------------------------------------------------------------------------------------------
                                          Pro forma           ($0.42)            ($1.48)          ($0.77)
----------------------------------------------------------------------------------------------------------

     The 1983 Stock Option Plan authorized an aggregate of 653,006 (adjusted for stock dividends) shares of common stock to be reserved for grant. The 1983 Stock Option Plan expired in September 1993. Changes in the 1983 Stock Option Plan for the three years ended December 31st are shown below:

                                    2004       2003           2002
                                 -------------------------------------------
                                                                   Weighted-
                                                                     Average
                                                                    Exercise
                                  Shares     Shares     Shares         Price
                                 -------------------------------------------
Outstanding, beginning of year        --         --     58,000         $2.93

Expired                               --         --    (58,000)        $2.93
                                 -------------------------------------------
Outstanding, end of year              --         --         --
                                 =============================
Exercisable, end of year              --         --         --
                                 =============================

     The 1993 Stock Option Plan (amended by the shareholders May 20, 1999) authorizes an aggregate of 2,000,000 shares of the Company's common stock to be reserved for grant. The options fully vest a year from the date of grant. Changes in the 1993 Stock Option Plan for the three years ended December 31st are shown below:

                                               2004                    2003                     2002
                                       ----------------------   ----------------------   ----------------------
                                                    Weighted-               Weighted-                 Weighted-
                                                    Average                 Average                   Average
                                                    Exercise                Exercise                  Exercise
                                       Shares       Price       Shares       Price       Shares        Price
                                       ----------------------   ----------------------   ----------------------
Outstanding, beginning of year           439,500    $1.32        697,700     $1.32         860,700    $1.27
Canceled                                (415,100)   $1.32       (258,200)    $1.31        (163,000)   $1.04
                                       -------------------      -------------------      -------------------
Outstanding, end of year                  24,400    $1.33        439,500     $1.32         697,700    $1.32
                                       ===================      ===================      ===================
Exercisable, end of year                  24,400                 439,500                   697,700
                                       =========                ========                 =========
Available for grant, end of year       1,164,550                 749,450                   491,250
                                       =========                ========                 =========

     The following table summarizes information about the outstanding options for the year ended December 31, 2004 from the Company's 1993 stock option plan:

                                    Options Outstanding                         Options Exercisable
                       -------------------------------------------------  ---------------------------------
                            Number   Weighted-Average                             Number
Range of               Outstanding          Remaining   Weighted-Average     Exercisable   Weighted-Average
Exercise Prices        at 12/31/04   Contractual Life     Exercise Price     at 12/31/04     Exercise Price
---------------        -------------------------------------------------  ---------------------------------
$0.69 to $0.99               5,700         2.30 years              $0.69           5,700              $0.69
$1.00 to $1.63              18,700         2.71 years              $1.53          18,700              $1.53
                       -------------------------------------------------  ---------------------------------
$0.69 to $1.63              24,400         2.61 years              $1.33          24,400              $1.33
                       =================================================  =================================

     The 1989 Executive Long-Term Stock Incentive Plan (amended by the shareholders May 23, 1996) authorizes an aggregate of 500,000 (adjusted for stock dividends) shares of the Company's common stock to be reserved for awards to key employees of the Company. The stock, once granted to the key employees, vests at 20 percent a year from the date of grant. The non-vested shares represent unearned compensation. The 1989 Executive Long-Term Incentive Plan expired in May 1999. Changes in the 1989 Executive Long-Term Stock Incentive plan for the last three years are summarized as follows:

                                                     2004               2003               2002
                                                ------------------------------------------------
Outstanding, beginning of year                    411,680            418,580            419,980
Shares canceled                                         0            (6,900)            (1,400)
                                                ------------------------------------------------
Outstanding, end of year                          411,680            411,680            418,580
                                                  =======            =======            =======
Vested, end of year                               411,680            411,680            400,980
                                                  =======            =======            =======
Available for grant, end of year                        0                  0                  0
                                                  =======            =======            =======

     The 1992 Director Stock Option Plan authorizes an aggregate amount of 100,000 shares to be granted. Each year, the directors that are members of the stock option committee are eligible to be granted options to buy 7,500 shares at the market price at the date of grant, exercisable one year after grant, which expire the shorter of ten years following the grant date or 60 days after resignation from the Company. Options were not granted to directors from the 1992 Director Stock Option Plan during 2004 and 2003. During 2002, 15,000 shares were granted under this plan at an exercise price of $1.13 per share, the market price at the date of grant. As of December 31, 2004, there were no shares outstanding related to this plan. In 1996, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 that expired on September 30, 2003. As of December 31, 2004, there were no warrants outstanding.

     The weighted-average fair value of the options granted during 2002 is $0.51 (none granted in 2004 and 2003). The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 6.5 percent; dividend yield of zero percent; expected life of 5.0; and volatility of 44 percent.

     For the years ended December 31, 2004, 2003 and 2002, options were not included in the computation of diluted net loss per common share because the effect would be antidilutive to the net loss in the periods.

     On March 10, 1998, three officers and a director of the Company exercised options to purchase a combined total of 720,000 shares of common stock with a weighted-average exercise price of $0.8989 per share. The Company received $199,395 cash from an officer and received $447,813 in notes receivable from the remaining two officers and the director as a result of the exercise of these options. The notes receivable accrued interest at 4.987% and were guaranteed by the officers. During 2002, the director repaid his portion of the note receivable of $22,188.

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

     In 2004, remaining executive stock purchase loans with a face value of $425,625 were canceled. The value was recategorized as authorized and unissued common stock of the Company, and related accrued interest of $123,459 was forgiven.

     As of December 31, 2004 and 2003, accrued interest for the stock purchase loans was $0 and $123,459, respectively. The stock purchase loans and the related accrued interest were reflected as a reduction to stockholders' equity.

(9)  Earnings Per Share

     The following table sets forth the computation of basic and diluted net
     (loss) income per common share:

                                                                                       2004           2003           2002
                                                                                  -------------------------------------------
Net loss from continuing operations                                               ($4,098,658)   ($12,804,903)   ($7,263,252)

Discontinued operations                                                                46,629      (2,339,254)      (627,305)
                                                                                  -------------------------------------------
Numerator for basic and diluted net loss per share                                 (4,052,029)   ($15,144,157)   ($7,890,557)
                                                                                  ===========================================
Denominator for basic net loss per share (weighted average outstanding shares)      9,920,651      10,238,781     10,252,592

   Effect of dilutive stock options                                                         0               0              0
                                                                                  -------------------------------------------
Weighted average shares for dilutive net loss per share                             9,920,651      10,238,781     10,252,592
                                                                                  ===========================================
Loss from continuing operations per common share - basic                               ($0.41)         ($1.25)        ($0.71)
                                                                                  ===========================================
Loss from continuing operations per common share - diluted                             ($0.41)         ($1.25)        ($0.71)
                                                                                  ===========================================
Income (loss) from discontinued operations per common share - basic                     $0.00          ($0.23)        ($0.06)
                                                                                  ===========================================
Income (loss) from discontinued operations per common share - diluted                   $0.00          ($0.23)        ($0.06)
                                                                                  ===========================================
Loss per common share - basic                                                          ($0.41)         ($1.48)        ($0.77)
                                                                                  ===========================================
Loss per common share - diluted                                                        ($0.41)         ($1.48)        ($0.77)
                                                                                  ===========================================

(10) Commitments and Contingencies

     The Company entered into an agreement to sell its contractual option rights to purchase property (the Winkler Acres) in Riverside County, California. Sale of the option was contingent upon the recording of the final map for the property, which occurred in May, 2005. The Company remained obligated to reimburse the buyer $2,375,000 paid to the previous owner and return $1,000,000 in funds advanced on the sale, until the final map was recorded. Holdback proceeds of $3 million from the sale will be received after the lots are in blue-topped condition, anticipated to occur three months after the recording date.

     There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject other than routine litigation incidental to the Company's business, none of which is considered by the Company to be material to its business or operations. Management believes any possible exposure is adequately covered by insurance.

     Employee benefit plan - The Company has a 401(k) plan (the "Plan"), which allows eligible employees to contribute from one to 15 percent of their annual compensation, not to exceed statutory limits. Company matching is at management's discretion. The Company did not make any contributions to the Plan for the years ended December 31, 2004, 2003, and 2002.

Leases - The Company has operating leases that expire through 2008. Future minimum rents are as follows:

Year Ending December 31,                               Amount
------------------------                               ------
2005                                                  $80,271
2006                                                   79,185
2007                                                   81,004
2008                                                    6,763
                                                     --------
                                                     $247,223
                                                     ========

     Rent expense for the years ended December 31, 2004, 2003 and 2002 was $110,003, $219,387, and $269,023, respectively.

(11) Subsequent event

     A tender offer made by shareholders for the purpose of privatizing the Company was successfully accepted by the expiration date of May 26, 2005.

(12) Quarterly Financial Data - (unaudited)

    Year Ended December 31, 2004                        First          Second            Third          Fourth
                                             ------------------------------------------------------------------
Sales                                              $3,656,711      $4,247,413       $1,177,412        $939,711
                                                   ==========      ==========       ==========        ========
Loss from development
operations                                         ($860,433)      ($516,572)       ($189,271)      ($910,090)
                                                   ==========      ==========       ==========      ==========
Net loss                                           ($802,735)      ($893,374)       ($959,967)     (1,395,953)
                                                   ==========      ==========       ==========     ===========
Basic loss per share                                  ($0.08)         ($0.09)          ($0.10)         ($0.15)
                                                      =======         =======          =======         =======
Diluted loss per share                                ($0.08)         ($0.09)          ($0.10)         ($0.15)
                                                      =======         =======          =======         =======

Year Ended December 31, 2003                            First          Second            Third          Fourth
                                             ------------------------------------------------------------------
Sales                                              $4,572,279      $7,592,899       $5,569,748      $2,158,013
                                                   ==========      ==========       ==========      ==========
Loss from development
operations                                         ($530,679)    ($4,430,598)        ($27,336)      ($880,590)
                                                   ==========    ============        =========      ==========
Net income (loss)                                    $413,344   ($12,843,593)     ($1,193,342)    ($1,520,566)
                                                     ========   =============     ============    ============
Basic income (loss) per share                           $0.04         ($1.25)          ($0.12)         ($0.15)
                                                        =====         =======          =======         =======
Diluted income (loss) per share                         $0.04         ($1.25)          ($0.12)         ($0.15)
                                                        =====         =======          =======         =======

                                   SCHEDULE II

                               CALPROP CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                   For the three years ended December 31, 2004


---------------------------------------------------------------------------
                                                     Accounts   Trust Deeds
                                        Warranty    Receivable   Receivable
                                         Reserve      Reserve      Reserve
                                       ------------------------------------
Balance, January 1, 2002               $ 670,115    $       0    $  30,000

     Additions charged to operations     252,105            0            0
     Reductions                         (164,670)           0            0
                                       ---------    ---------    ---------
Balance, December 31, 2002               757,550            0       30,000
     Additions charged to operations      54,000            0            0
     Reductions                         (125,174)           0            0
                                       ---------    ---------    ---------
Balance, December 31, 2003               686,376            0       30,000
     Additions charged to operations      34,000      107,500            0
     Reductions                          (67,736)           0            0
                                       ---------    ---------    ---------
Balance, December 31, 2004             $ 652,640    $ 107,500    $  30,000
                                       =========    =========    =========
---------------------------------------------------------------------------

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

CALPROP CORPORATION
--------------------------
(Registrant)

/s/ Victor Zaccaglin                                                July 7, 2005
--------------------------------------------------------------------------------
Victor Zaccaglin                                                         Date
Chairman of the Board
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Henry Nierodzik                                                 July 7, 2005
--------------------------------------------------------------------------------
Henry Nierodzik                                                          Date
Chief Accounting Officer

/s/ Victor Zaccaglin                                                July 7, 2005
--------------------------------------------------------------------------------
Victor Zaccaglin                                                         Date
Chairman of the Board
Chief Executive Officer