Form 10-Q
period 2005-03-31
CALPROP CORP
filed 2005-07-29
CIK 16496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange

    Act of 1934

    For the quarterly period ended               March 31, 2005               or
                                   -------------------------------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities

    Exchange Act of 1934

    For the transition period from                   to
                                 ------------------     -------------------


Commission File Number  1-6844
                      ----------

                               CALPROP CORPORATION
             (Exact name of registrant as specified in its charter)

         California                                                                          95-4044835
----------------------------------------------------------------------------------------------------------------
   (State or other jurisdiction of                                                           (I.R.S. Employer
   incorporation or organization)                                                            Identification No.)

    13160 Mindanao Way, Suite 180, Marina Del Rey, California                                  90292
-------------------------------------------------------------                               -------------
    (Address of principal executive offices)                                                 (Zip Code)

   (Registrant's telephone number, including area code)  (310) 306-4314
                                                       ------------------

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  --
Number of shares outstanding of each of Registrant's classes of common stock, as of July 27, 2005:

                                                                Number of Shares
Title of Each Class                                             Outstanding
-----------------------                                         --------------

Common Stock, no par value                                        9,737,205

                               CALPROP CORPORATION

                                     Part I

                         Item I - Financial Information


Important Note: For the reasons discussed in Item 4 "Controls and Procedures", this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed on a delayed basis.

                               CALPROP CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                                             March 31, 2005             December 31, 2004
                                                                       ---------------------     -------------------------

Investment in real estate:
  Real estate under development                                                   $2,795,832                    $3,633,576
                                                                       ---------------------     -------------------------

Other assets:
  Cash and cash equivalents                                                          190,249                       207,494
  Other assets                                                                       356,528                       529,663
                                                                       ---------------------     -------------------------
   Total other assets                                                                546,777                       737,157
                                                                       ---------------------     -------------------------

                                                                                  $3,342,609                    $4,370,733
                                                                       =====================     =========================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Trust deeds and notes payable                                                     $33,305                      $132,871
  Related-party notes                                                            13,550,369                    13,451,797
                                                                      ---------------------      ------------------------
   Total trust deeds, notes payable and related-party notes                      13,583,674                    13,584,668
                                                                      ---------------------      ------------------------

  Accounts payable and accrued liabilities                                        1,280,709                     1,321,828
  Other liabilities                                                               1,742,071                     1,652,640
                                                                      ---------------------      ------------------------
    Total liabilities                                                            16,606,454                    16,559,136
                                                                      ---------------------      ------------------------


Stockholders' deficit:
  Common stock - no par, $1 stated value
   Authorized - 20,000,000 shares; Issued and outstanding -
   9,737,205 shares at March 31, 2005 and December 31,
   2004, respectively                                                             9,737,205                     9,737,205
  Additional paid-in capital                                                     25,920,151                    25,920,151
  Accumulated deficit                                                          (48,921,201)                  (47,845,759)
                                                                      ---------------------      ------------------------
    Total stockholders' deficit                                                (13,263,845)                  (12,188,403)
                                                                      ---------------------      ------------------------

                                                                                 $3,342,609                    $4,370,733
                                                                      =====================      ========================






                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                               CALPROP CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                       -----------------------------------------
                                                              2005                  2004
                                                       -------------------   -------------------
Development operations:
 Real estate sales                                              $1,446,288            $3,656,711
 Cost of real estate sales                                       1,721,927             4,517,144
                                                       -------------------   -------------------
Loss from development operations                                 (275,639)             (860,433)
                                                       -------------------   -------------------

Other income:
 Gain on sale of land                                                    0               797,910
 Interest and miscellaneous                                          4,280                54,281
                                                       -------------------   -------------------
Total other income                                                   4,280               852,191
                                                       -------------------   -------------------

Other expenses:
 General and administrative                                        493,625               477,246
 Interest                                                          310,458               364,436
                                                       -------------------   -------------------
Total other expenses                                               804,083               841,682
                                                       -------------------   -------------------

Loss from continuing operations                                (1,075,442)             (849,924)

Discontinued operations:
Income from discontinued operations                                      0                47,189
                                                       -------------------   -------------------

Net loss                                                      ($1,075,442)            ($802,735)
                                                       ===================   ===================







                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                               CALPROP CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                 ----------------------------------
                                                                        2005             2004
                                                                 ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           ($1,075,442)        ($802,735)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Gain on sale of land                                                       0         (797,910)
     Gain on forgiven debt                                                      0         (306,701)
     Gain on sale of rental property                                            0         (135,083)
     Loss on sale of property and equipment                                     0            29,726
     Depreciation and amortization                                          2,767             6,954
     Provision for  warranty reserves                                       6,000            12,000
     Interest accrued for executive stock purchase loans                        0           (5,292)
  Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
     Other assets                                                         170,368           178,837
     Accounts payable and accrued liabilities                            (41,119)         3,341,871
     Other liabilities                                                     83,431           (6,888)
     Real estate under development                                        837,744           950,221
                                                                 ---------------- -----------------
        Net cash provided by (used in) operating                         (16,251)         2,465,000
         activities
                                                                 ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of rental property                                         0         9,000,000
  Proceeds from sale of property and equipment                                  0            93,766
                                                                 ---------------- -----------------
       Net  cash provided by investing activities                               0        9,093,766
                                                                 ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under related-party notes                                  1,103,355           190,413
  Payments under related-party notes                                  (1,004,783)         (855,018)
  Borrowings under trust deeds and notes payable                                0           667,196
  Payments under trust deeds and notes payable                           (99,566)      (11,676,872)
                                                                 ---------------- -----------------
      Net cash used in financing activities                                 (994)      (11,674,281)
                                                                 ---------------- -----------------
  Net decrease in cash                                                   (17,245)         (115,515)
  Cash at beginning of period                                             207,494           190,770
                                                                 ---------------- -----------------
  Cash at end of period                                                  $190,249           $75,255
                                                                 ================ =================





                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                               CALPROP CORPORATION

                                   (Unaudited)



                                                                   Three Months Ended
                                                                       March 31,
                                                             ---------------------------------
                                                                   2005            2004
                                                             ---------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest, net of amount capitalized                           $161,729             $364,436
   Income taxes                                                        $0                   $0











                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                               CALPROP CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Basis of presentation and going concern consideration

         The unaudited, condensed, consolidated financial statements included herein have been prepared by the registrant pursuant to the instructions for Quarterly Reports on Form 10-Q required to be filed with the Securities and Exchange Commission ("SEC") and do not include all information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements have not been audited by independent auditors in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Calprop Corporation ("the Company") and its results of operations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K.

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended March 31, 2005 and the year ended December 31, 2004, the Company has incurred net losses of approximately $1.1 million and $4.1 million, respectively. At March 31, 2005, the Company has cumulative losses of approximately $48.9 million, a stockholders' deficit of approximately $13.3 million and diminishing financial resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In order to obtain cash to continue the Company's operations and maintain viability as a going concern, the land now held for development and options held to purchase land (discussed in Item 2 of this Report under the caption "Liquidity and capital resources") either have been or may be sold instead of being developed as originally intended. Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to complete its single remaining construction project by the end of 2005 using funds generated from operations.

         A tender offer was successfully accepted by 97.5% of stockholders on May 26, 2005 for the intention of privatizing the Company. The tender offer was prompted by the Company's deteriorating financial condition, the substantial continuing costs that will be incurred if the Company remains a publicly traded company and uncertainty regarding the Company's continuing viability.

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

         The results of operations for the three months ended March 31, 2005 may not be indicative of the operating results for the year ending December 31, 2005.

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


         Employee stock plans - The Company implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") as of January 1, 2005. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. For the three months ended March 31, 2005, there were no share-based payments recorded by the Company.


Note 3:  Earnings per share

         The following table sets forth the computation of basic and diluted net loss per share:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           ----------------------------
                                                                                2005          2004
                                                                           ----------------------------
           Loss from continuing operations                                  ($1,075,442)     ($849,924)
           Income from discontinued operations                                         0         47,189
                                                                           ----------------------------

           Numerator for basic and diluted net loss per share               ($1,075,442)     ($802,735)
                                                                           ============================
           Denominator for basic net loss per share (weighted average          9,737,205     10,239,105
           outstanding shares)
            Effect of dilutive stock options                                           0              0
                                                                           ----------------------------
           Weighted average shares for dilutive net loss per share             9,737,205     10,239,105
                                                                           ============================
           Loss from continuing operations per common share - basic              ($0.11)        ($0.08)
                                                                           ============================
           Loss from continuing operations per common share -  diluted           ($0.11)        ($0.08)
                                                                           ============================

           Loss from discontinued operations per common share - basic              $0.00          $0.00
                                                                           ============================
           Loss from discontinued operations per common share - diluted            $0.00          $0.00
                                                                           ============================

           Net loss per common share - basic                                     ($0.11)        ($0.08)
                                                                           ============================
           Net loss per common share -  diluted                                  ($0.11)        ($0.08)
                                                                           ============================


Note 4:  Commitments and contingencies

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

         The Company has been engaged to act as general contractor to various planned residential developments of Drake Development, LLC ("Drake"), a company formed by Mr. Zaccaglin and Mr. Curci, both major shareholders of the Company. In its capacity as general contractor, the Company has provided completion guarantees to lenders for these projects. The guarantees are effective through various maturity dates (1st quarter of 2006) of the related loans, and the total commitment provided by lenders is $19 million. The Company has applied FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees" to these financial statements. As of March 31, 2005, related borrowings by Drake of approximately $2.2 million were outstanding. The Company has recorded a liability of $95,000 in respect to this contingency, which represents 0.5% of the overall commitment.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion relates to the financial statements of the Company and should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements.

     The Company has decreased its portfolio of real estate holdings substantially over the last twelve months in an effort to reduce its operations and repay debt in response to the Company's weakened financial condition and resulting need to conserve cash. As of March 31, 2005, the Company owned one residential housing project in the final stages of development consisting of three homes under construction (including one home in escrow) as well as various undeveloped properties and options held for sale or speculative development. Under approval by the Board of Directors and for the intention of having Calprop Corporation become a privately held organization, a tender offer was extended to all shareholders by the chairman and other majority shareholders to purchase the outstanding Company stock. The tender offer was successfully completed by May 26, 2005. See "Going private transaction".

Results of operations

     The Company has only one remaining development and construction project, the High Ridge Court project in Thornton, Colorado. Real estate sales for the three months ended March 31, 2005 decreased 60% to $1,446,288 compared to $3,656,711 in the corresponding prior year period. This decrease in real estate sales was due primarily to a decrease in the quantity of homes sold. In the first quarter of 2005, the Company sold four homes at an average sales price of $361,572 and cost per home of $430,482, compared to 12 homes sold in the first quarter of 2004 at an average sales price of $304,726 and cost per home of $376,429. As a result of increased costs for building materials and labor, the Company had a loss from development operations of ($275,639) in the first three months of 2005 and a loss of ($860,433) in the corresponding prior year period. Also in the corresponding prior year period, the Company sold land from the Rohnert Park and Mission Gorge projects which resulted in a gain of $797,910.

     General and administrative expenses increased to $493,625 for the first quarter of 2005 compared to $477,246 in the corresponding prior year period. A decrease in administrative expenses occurred in 2005 due to the significant downsizing of operations; however, because a contingent expense of $95,000 pertaining to the Drake guarantee (see Note 4) was recorded in accordance with FIN 45, this item was higher in comparison to the same corresponding prior year period. Due to the net operating loss carryforward available from prior years and the net loss incurred year-to-date, a provision for income taxes has not been recorded in 2005.

     Interest decreased to $310,458 for the first quarter of 2005 compared to $364,436 in the corresponding prior year period. The decrease corresponds with the decrease in notes payable from $16.5 million as of March 31, 2004 to $13.6 million as of March 31, 2005.

     In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," net income of the Parc West Apartment Homes, sold on March 12, 2004, is reflected in the condensed consolidated statement of operations as discontinued operations.

Liquidity and capital resources

     As of March 31, 2005, the Company had one unsecured note payable of $33,305 to a financial institution which is maturing in 2005. The Company has the following related-party notes payable to Curci, a major stockholder of the Company, which matured on June 30, 2005 and is in the process of being restructured. Under the terms of the note payable for High Ridge Court, Curci participates in net proceeds, which is comparable to net profit.

Description                              Profit share             March 31, 2005      December 31, 2004
--------------------------------------------------------------------------------------------------------
Secured loan- High Ridge Court                50%                     $2,023,506             $2,178,819
Unsecured loans                                                        7,471,540              7,217,656
                                                             -------------------- ----------------------
                                                                      $9,495,046             $9,396,475
                                                             ==================== ======================

     Also included in related-party notes is a note payable to an officer which bears interest at 12% and matures December 31, 2005. The outstanding balance of this note as of March 31, 2005 and December 31, 2004 was $2,371,451. Various other related-party notes outstanding totaling $1,643,872 as of both March 31, 2005 and December 31, 2004 bear interest at 12% and will mature on December 31, 2005. One note outstanding for $40,000 to a related party bears interest at 10% and is payable on demand.

     As of March 31, 2005, the Company had one revenue generating project, High Ridge Court. As of March 31, 2005, the Company had three homes under construction in this project of which one was in escrow to be sold (in "backlog"). Comparatively, the Company had a backlog of 11 units as of March 31, 2004. The gross revenues of such backlog was $232,633 and $2,877,000 as of March 31, 2005 and 2004, respectively.

     In order to obtain cash to continue the Company's operations and maintain viability as a going concern, the Company negotiated the sale of the Riverside option for $9.4 million and plans to sell its remaining property instead of developing the real estate as originally intended. A net gain of approximately $8.3 million is expected to be recorded from this sale of the option. On June 3, 2005, the Company received proceeds of $5.4 million from this sale, and expects to receive a $3 million holdback from the sale in the 3rd quarter of 2005 after the lots are in blue-topped condition. Based on its agreements with its lenders, the Company believes that it will have sufficient liquidity to finance its remaining construction project in 2005 using funds generated from operations, including funds received from sale of the option.

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

Contractual obligations

         The Company's significant contractual obligations as of March 31, 2005 are as follows:

                                                                    Payments Due by Period
                                         -----------------------------------------------------------------------------
                                              2005           2006         2007-2008     Thereafter         Total
Debt                                        $13,583,674             $0             $0             $0      $13,583,674
Operating leases                                 58,642         79,185         81,004          6,763          225,594
                                         -----------------------------------------------------------------------------
Total contractual obligations               $13,642,316        $79,185        $81,004         $6,763      $13,809,268
                                         =============================================================================

     At March 31, 2005, the Company had scheduled maturities on existing debt of $13,583,674 through December 31, 2005. Of this amount, $33,305 is due to a financial institution and the balance is owed to related parties. The ability to make scheduled payments of principal or interest on or to refinance this indebtedness depends on future performance, which is subject to general economic, financial, competitive and other factors beyond the Company's control. We believe our borrowing availability under our existing credit facility, our operating cash flow, and proceeds from the planned sales of properties described above should provide the funds necessary to meet our working capital requirements in 2005 through the completion of our current remaining development and construction project. We will need, however, to obtain new equity capital and debt funding to be able to commence any new development projects. Our recent operating results and significant deficit in stockholders equity will make obtaining any such financing extremely difficult and there is no assurance that such financing can be obtained. In this connection, Mr. Victor Zaccaglin, who is one of two substantial stockholders who have loaned money to the Company for working capital and other purposes (referred to herein as "related-party loans") has indicated that he does not currently intend to make loans or provide equity capital to the Company for new projects while the Company remains publicly held. In addition, even if all currently anticipated sales of properties are completed and the remaining development project is completed, it is a possibility that the Company will not be able to repay all of the existing related-party indebtedness and there is no assurance that the related parties to whom such indebtedness is owed will continue to extend the required repayment dates of such indebtedness.


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


Critical accounting policies

     In the preparation of our condensed consolidated financial statements, we select and apply accounting principles generally accepted in the United States of America. The application of some of these generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying results. The accounting policies that include significant estimates and assumptions are in the areas of valuing our real estate under development and rental property and determining if any are impaired.
     We review our real estate under development and rental property for impairment of value. This includes considering certain indications of impairment such as significant declines in occupancy, other significant changes in property operations, significant deterioration in the surrounding economy or environmental problems. If such indications are present, we estimate the total future cash flows from the property and compare the total future cash flows to the carrying value of the property. If the total future cash flows are less than the carrying value, we adjust the carrying value down to its estimated fair value. Fair value may be based on third-party appraisals or our estimate of the property's fair value.

Item 3   Quantitative and Qualitative Disclosure about Market Risk

     The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2004.




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


     As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were not effective. Even though the Company has adequate procedures and controls in place to ensure that the relevant information is recorded, processed, summarized and reported to the Company's management or other person involving similar functions, the Company procedures and mechanisms for outsourcing personnel in particular situations is inadequate; the Company has concluded that it lacks the necessary procedures and mechanism in place to compensate for the unexpected and/or extended leaves of any of its accounting and other relevant employees, and has not had sufficient personnel to permit timely filing of the Company's required reports with the SEC.


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



              CALPROP CORPORATION



          By: /s/ Henry Nierodzik                          .
             -----------------------------------------------
              Henry Nierodzik
              Chief Accounting Officer
              July 27, 2005

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


4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:


              a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared; and


              b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


              c. Disclosed in this Quarterly Report any changes in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.


         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


              a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and


              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.


Date: July 27, 2005

                                            /s/ Victor Zaccaglin
                                            --------------------
                                            Victor Zaccaglin
                                            Chief Executive Officer

                                                                    Exhibit 31.2

                        CERTIFICATION OF CAO PURSUANT TO


                    SECTION 302 OF SARBANES-OXLEY ACT OF 2002


I, Henry Nierodzik, certify that:

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


4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:


              a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared; and


              b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


              c. Disclosed in this Quarterly Report any changes in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.


         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


              a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and


              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.





Date: July 27, 2005

                                            /s/ Henry Nierodzik
                                            --------------------
                                            Henry Nierodzik
                                            Chief Accounting Officer

                                                                     Exhibit 32.

      Certification of Chief Executive Officer and Chief Accounting Officer

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Calprop Corporation (the "Company") hereby certifies, to his knowledge, that:

(i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: July 27, 2005

                                            /s/ Victor Zaccaglin
                                            -----------------------
                                            Victor Zaccaglin
                                            Chief Executive Officer




Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Calprop Corporation (the "Company") hereby certifies, to his knowledge, that:

(i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: July 27, 2005




                                            /s/ Henry Nierodzik
                                            -----------------------
                                            Henry Nierodzik
                                            Chief Accounting Officer